Form 10-K
period 2018-12-31
SOLEI SYSTEMS, INC.
filed 2019-04-11
CIK 1750384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-55987

Commission file number

Solei Systems, Inc.
(Exact name of registrant as specified in its charter)

Florida	20-1801530
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

206 N. Washington St., Suite 100 Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

(703) 832-4473

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2018, computed by reference to the price at which the common equity was last sold ($0.0021), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2018), was $109,643.

As of April 10, 2019, there were 116,410,890 common shares, $0.001 par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Solei Systems,” or the “Company” are to Solei Systems, Inc.

DESCRIPTION OF BUSINESS

Solei Systems, Inc. was organized October 26, 2004 under the laws of the State of Florida as Eli Enterprises, Inc. Our name was changed in 2008 to Solei Systems, Inc.

On October 20, 2017, we acquired Clinical & Herbal Innovations, Inc. (CHII), a Georgia corporation, in a share exchange. CHII is a supplement development company with a proprietary product that is distributed primarily through the internet. Our majority shareholder, our CEO and Chairman Charles O. Scott, licenses the product to CHII.

In March, 2019, we initiated a private offering of convertible debt notes with an original principal amount of $10,000, with a total offering of up to $3,000,000 in original principal amount. The offering is being made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. If successful, the proceeds of the private offering will be used in part for the cash consideration due at closing of the proposed acquisition of the assets and operations of KB Medical Systems, LLC, including the CareClix™ telemedicine business and for working capital to grow the existing business and the CareClix™ business to be acquired. We are also investigating other possible acquisitions in the healthcare and technology areas.

Our current business plan will require additional working capital to expand our business operations and staff, which we anticipate will require an additional funding event by the end of the 2019 fiscal year.

Reports to Security Holders

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

Solei Systems, Inc. (“Solei Systems,” “We, or the “Company”) was organized October 26, 2004 under the laws of the State of Florida as Eli Enterprises, Inc. Our name was changed in 2008 to Solei Systems, Inc.

On February 3, 2014, while under the care and control of prior management, and over 3 years prior to current management taking over SOLI was relegated to “grey market" status. On that date, the Securities and Exchange Commission (release No. 71465) temporarily suspended trading of 250 OTC companies due to questions about "the accuracy and adequacy of publicly disseminated information concerning the companies’ operating status." Solei Systems, Inc. (SOLI) was temporarily suspended under that action.

The company (SOLI) has been trading on the grey market since February 2014. In June 2017 the control block of SOLI was purchased by Charles Scott from Paul Spivak in a private sale, at which time the old company management was removed, and new management put in place. No members of prior management are currently or will be involved in management of the Company.

On October 20, 2017, we acquired Clinical & Herbal Innovations, Inc. (CHII), a Georgia corporation, in a share exchange. We issued 8,751,000 shares to the shareholders of Clinical & Herbal Innovations, Inc. for the share exchange. The transaction is a capital transaction where the Company was treated as a non-business entity, therefore, the accounting for the merger was identical to that resulting from a reverse merger except no goodwill or other intangible assets are recorded. For accounting purposes, CHII is treated was the accounting acquirer and was presented as the continuing entity. The historical financial statements are those of CHII.

Our principal executive offices are located at 206 North Washington St., Suite 100, Alexandria, VA 22314 and our office telephone number is (844) 726-6965. We maintain a website for sales of our product at www.panoxol.com, and such website is not incorporated into or a part of this filing. We have included our website address in this filing solely as an inactive textual reference.

CORPORATE STRUCTURE

Our corporate structure is as follows:

Solei Systems, Inc., A Florida Corporation

Clinical and Herbal Innovations, Inc.,

A Georgia Corporation

100% Wholly-Owned Subsidiary

CURRENT BUSINESS

The Company is a public reporting holding company, with one current wholly-owned subsidiary, Clinical & Herbal Innovations, Inc., a Georgia corporation (CHII). CHII is a supplement development company with a proprietary product that is distributed primarily through the internet. Our majority shareholder, our CEO and Chairman Charles O. Scott, licenses the product to CHII.

On February 20, 2019 the company entered into an agreement to acquire all of the assets of KB Medical Systems, LLC, the owner of the proprietary CareClix® operating systems for telemedicine providers. Under the terms of the acquisition agreement, the Company will form a new, wholly-owned subsidiary to acquire the CareClix® assets and will operate the business following the acquisition. CareClix is a full-spectrum, white-labeled telemedicine platform and services company built by doctors, for doctors to deliver simple and easy to use telemedicine solutions to patients around the world.

Settlement is expected on or before April 15, 2019

Upon settlement we intend to expand the Company’s operations including, but not limited to:

  Seating a functionally independent corporate board of directors with compensation, audit, and M&A committees.
  Increase implementation of staff positions at CareClix
  Expand IT capabilities including hiring key IT personnel
  Expand billing capabilities to include Medicare billing
  Expand sales personnel
  Partially fund hypertension related clinical trials of dietary supplement formula
  Rebrand our dietary supplement formula
  Increase online sales activity of dietary formula
  Fund day to day operations

Market Size – Dietary Supplements

The dietary supplements market is projected to generate around 220 billion U.S. dollars worldwide by 2020.

We intend to acquire PYF Telehealth to secure its exclusive rights to market the CareClix system to the corrections industry, as well as its contacts and its revenue. PYF Telehealth is led by Charles Scott, our Chairman and majority shareholder, Josh Flood, our President and a director and Augusteen Cowan. PYF Telehealth has served as a marketing arm of CareClix since 2015 with exclusive rights to the corrections industry in the United States, Africa – as introduced through African Union, the nation of Haiti, and Historical Black Colleges. PYF Telehealth has been very successful in the corrections industry partnering with CareClix and expects exponential growth as a result of its current contracts with brokers, TPAs, and large clients in the corrections space. PYF Telehealth is also a long-term member of the Self Insurance Institute of America and brings its powerful presence to CareClix. It also markets CareClix to fully insured clients, large businesses, and insurance companies. Once acquired, PYF Telehealth will be incorporated into the business of CareClix. Augusteen Cowan will join CareClix and continue in a sales capacity.

We also plan to acquire additional companies in the telemedicine, healthcare, and/or wellness space. We are also having preliminary discussions with a global telemedicine technology company.

Our wholly-owned subsidiary, Clinical & Herbal Innovations, Inc has created a patent-protected over-the-counter nutraceutical product. The product, currently branded “Panoxol”, contains a patented combination L Arginine and L Citrulline, which are both naturally occurring amino acids and direct precursors to the synthesis of nitric oxide in the body. Arginine and citrulline also act as a significant mechanism for endothelial cell repair, a benefit not commonly found in any prescribed medication. The formula also includes 4 other all-natural ingredients that promote health, such as cayenne, red yeast rice, ginkgo biloba, and horse chestnut. Together they are patented for the support of vascular health as a food supplement to help avoid major cardiovascular maladies.

Around 70% of U.S. adults take nutritional supplements on a daily basis, and research from the Nutrition Business Journal shows the market for supplements nationwide is over $36 billion and growing. Panoxol to date has been sold through online ecommerce channels. This is the fastest-growing segment of the market. Internet-based vitamin and supplement sales were estimated at $7 billion in 2015, according to market research firm IBISWorld, and revenue has grown over 12% annually for the past five years. Moving forward, we intend to expand marketing to include several other channels and directly marketing to additional consumer groups. We have exclusive rights to the patent which is owned by our majority shareholder, CEO and Chairman, Charles O. Scott. The patent extends to the U.S., Canada, and the Philippines.

Objectives

•	Continue to develop and manufacture our product for the general public while reaching niche market segments, expanding production on a large scale

•	Rebrand vascular supplement “Panoxol”

•	Expand online, direct, wholesale, and government sales

•	Expand radio, print, and call center sales channels

•	Continue R&D and begin clinical trials to prove the supplement’s proprietary and synergistic benefits

•	Create multiple new, profitable products under the company’s brand

Products and Services

Our product promotes the synthesis of nitric oxide in the body for the management and support of vascular health. Our product may help support issues stemming from a lack of endothelial health such as: memory loss, heart disease, stroke, leg edema, erectile dysfunction, and many more. We intend to position our product as adjunct to prescription medications for hypertensive people.

Our product stimulates the body to produce endothelial derived nitric oxide (eNOS), and the nitric oxide then acts to signal the smooth muscle wall within the vascular system via the endothelium. This can signal the vessels to widen, relax, repair, or constrict. The discovery that nitric oxide (NO) can widen blood vessels led to the winning of the 1998 Nobel Prize for three American doctors.

CHII developed an all-natural dietary ingredients pathway to the synthesis of nitric oxide in the body. Both the scope of Panoxol impact and the growing aging population puts the product at the forefront of the wellness revolution. Panoxol attributes include:

• Direct precursor to nitric oxide in the body

• All-natural dietary ingredients

• Vegetarian

• No prescription necessary

• No known contraindications

• No side effects

Panoxol is currently sold at the MSRP of $59.95 for 90 pills. However, a 120-count product, which is the recommended 30-day supply, is ready for sale at the MSRP of $79.95.

We are currently selling online and are expanding our sales and marketing to include several additional distribution channels, including but not limited to:

•	Call center outbound / inbound

•	Seminars, Health Expos, and Doctor led webinars

•	Medical clinics/doctors

•	Federal government / military

•	Radio, TV, Print

•	Wholesale

The product needs clinical trials to demonstrate the synergistic effect of our patented blend of ingredients. Research and development is also needed to create other products utilizing the patented formulation. These products may also add other all-natural food supplements like astaxanthin, Vitamin D3, Garlic, and Tea Extract, etc. These products will be sold through the above various channels, allowing us to leverage our product into a known wellness brand.

We currently outsource the manufacturing of Panoxol to contract manufacturers in the United States while retaining full rights of manufacturing.

Market Segmentation

Our customers include nutrition and dietary supplement consumers. Primary initial customers may include people with some form of cardiovascular disease, diabetes or other ailments, as well as general health and nutrition consumers.

On a broader level, cardiovascular disease is a major cause of death in the U.S. and globally, and it is associated with obesity, high cholesterol, smoking, excessive alcohol, and poor health habits. According to the World Health Organization (WHO), cardiovascular disease is responsible for approximately 15 million deaths each year across the globe.1 In the U.S. as noted above, chronic diseases including heart disease and diabetes cause two-thirds of deaths.

In addition, nationwide, an estimated 68% of U.S. adults take nutritional supplements on a daily basis, with 76% of adults over 18 reporting regular use of supplements. According to a survey from the Council for Responsible Nutrition (CRN), “The results have proven year after year that two-thirds of people in the U.S. use nutritional supplements as a part of their health regimen. These are encouraging findings which indicate that Americans are becoming increasingly more health-conscious and proactive about managing their health.”2

Marketing Strategy/Implementation

We intend to target a broad base of customers in numerous market segments in an effort to reach all potential users of the IP and resulting product lines. Using in-house team of manufacturer representatives, we intend to work continually to expand our customer base to the general public as well as military customers. We, at the outset, have developed our website as a customer-focused portal to ensure a strong online presence. On the site, there is detailed information on the formulation, the products and general company information.

Our product is also being marketed in-house through formal sales channels. As the manufacturer, we have many channels to sell our product including:

•	Call Center Telemarketing: Supporting our other sales channels will be the central operations of our call center. We plan to hire manufacturer representatives who will approach customers, business, and health systems with our product. Working with inbound and outbound calling, we will support online sales, seminar sales, medical clinics, and health expos.

•	Seminar / Expo & Healthfair / Webinar Sales: We plan to host seminars, webinars as well as to attend health expos to help educate our potential customers on endothelial health and the role of nitric oxide. These will take place as stand-alone events, within popular health fairs, and online via webinar.

•	Direct to Medical Clinics / Doctor Channel: Working directly through partners and directly through our manufacturers’ reps, we will approach medical offices. We plan to partner with Med Aid Technologies, LLC to utilize their 300-nurse network to promote dietary supplement sales within Medical Clinic

•	Federal Gov. / Military Program: Through partnerships like the one we have with DVMSE, we will bring our product to the federal government. We successfully completed our SAM registration and filed for the FSS (Federal Supply Schedule).

1 Transparency Market Research. “Cardiovascular Disease Drug Market.” http://www.transparencymarketresearch.com/cardiovascular-disease-drug-market.html

2 CRN. “68% of U.S. adults take nutritional supplements.” https://www.multivitaminguide.org/blog/us-adults-taking-nutritional-supplements/

•	Licensing Channel (White Label): We will pursue targeted opportunities to white label the patented blend.

•	Retail Channel: We have a distributor who is ready to bring the product into the North American and Canadian market. We have been approached by other distributors seeking a more aggressive retail campaign as well; however, this channel requires the most capital expenditure to deal with manufacturing supply chain and marketing costs. Sales through retail will depend on funding.

•	Traditional Marketing: We will place an emphasis on traditional marketing, using print ads in industry trade magazines and health- and nutrition-oriented publications, especially research-oriented publications and those read by the medical/health community.

•	Publicity: Public relations will serve a critical role in the marketing plan. Editorial coverage is a great means of getting the brand established and credible. It is critical that the brand is carefully positioned as an adjunct to prescription medicine. The company will be portrayed as an educational company led by experts with years of experience and an industry-first proprietary formulation. Press releases will be sent to scientific journals, pharma, nutrition, and personal care product trade magazines, and websites covering these topics.

•	Networking: We plan to attend functions and utilize other networking methods to have access to decision-makers at retail chains, wholesale distributors, and at medical groups and hospitals, etc. In-person seminars, lectures, and other direct marketing will further establish Panoxol in various markets.

Web Summary

We currently own the domain www.soleihealth.com and plan to develop a web site for the public company side of the business, with investor relations, SEC filing references and links to our operating business web sites.

The Panoxol website is live (www.panoxol.com) and is still being developed with design, graphics, press releases, social media and for e-commerce capabilities. With the rebranding of the product, we will migrate the current web site to the new domain, It will emphasize the unique attributes that the proprietary formulation provides to meet market demands for healthier, and nutritionally beneficial medical alternatives as an evolution of healthcare. Our management will also pursue a comprehensive promotional campaign using online marketing, public relations, and traditional marketing:

Internet marketing: Branding, advertising, online and social media will be a vital component to our marketing efforts as well.

•	SEO: The specificity of vascular health needs lends itself well to search engine optimization (SEO). We will focus on cardiovascular health, nutrition, small vessel disease, and more, and these are major topics of discussion on the internet for gaining knowledge and sharing information among peers. SEO involves organically improving the quality and volume of traffic to a website through search engines. Our new website will use many targeted keywords and tags that make it highly relevant and therefore visible for people searching for nutraceutical, pharmaceutical, and other product development information.

•	Customer Referral Program: We intend to create a financially incentivized social program designed to boost sales. This program will integrate with: online sales, seminar sales, radio and through word of mouth advertising.

•	PPC/CPM: We are currently raising funds to be able to deploy a national marketing campaign. We intend to target online sales through pay-per-click (PPC) and CPM (cost per thousand impressions) campaign that synergizes with our radio, television, and print advertisement.

•	Retargeting & Conversion Optimization: We intend to engage customers over time to inform, encourage, and equip them with the appropriate tools to help meet their health goals.

•	Amazon.com and 3rd party websites: We intend to create a new Amazon presence and run targeted campaigns through the Amazon sales environment.

•	E-mail marketing: The current customer and potential customer list will grow continually, and we plan to institute an e-mail marketing campaign.

•	Facebook/Social Media: Customer engagement and feedback are paramount to our brand. We plan to work actively with our customers to help support the lives of their friends and family through social media.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the nutritional supplement industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

There are many established companies that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Markets.

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately. It is one of the principal economic risks of companies like ours.

Federal Regulations.

We are subject to regulation by the US Securities and Exchange Commission, as a public reporting company. We are also subject to state securities regulation in the event of offerings or other activities in a particular state.

Governmental Regulation.

Our sales include products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA").

The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement CGMPs. CGMP refers to the Current Good Manufacturing Practice regulations enforced by the FDA. CGMPs provide for systems that assure proper design, monitoring, and control of manufacturing processes and facilities. Adherence to the CGMP regulations assures the identity, strength, quality, and purity of drug products by requiring that manufacturers of medications adequately control manufacturing operations. This includes establishing strong quality management systems, obtaining appropriate quality raw materials, establishing robust operating procedures, detecting and investigating product quality deviations, and maintaining reliable testing laboratories.

The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we are in compliance with this law.

The FDC Act permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a "health claim," or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called "third-party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not "promote" a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

Over-the-counter ("OTC") drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product.

Advertising of our products in the United States is subject to regulation by the FTC under the FTC Act. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products in the United States. In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.

The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. Future changes could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition, and operating results.

Compliance with Environmental Laws and Regulations.

We intend to address this on an as needed basis, as and when any environmental issues arise. Since we do not now manufacture any product, the impact of any environmental laws and regulations is minimal.

Title to Properties.

Not applicable.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

 NUMBER OF PERSONS EMPLOYED

As of April 10, 2019, we have no full-time employees and 3 contract employees on a part-time basis.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents – US 8691295 Patent is a composition of matter, granted in US and Philippines, pending in Canada. Expires on March 4, 2034. We do not directly own the patent for Panoxol. Our majority shareholder, CEO and Chairman, Charles O. Scott, owns the patent and licenses the product to CHII, our 100% wholly-owned subsidiary. No license fees were incurred or accrued for 2018.

Trademarks – Vasonoxol®. Our majority shareholder, CEO and Chairman, Charles O. Scott, owns the trademark and licenses it to CHII, our 100% wholly-owned subsidiary. Vasonoxol, U.S. Registration number: 5082860, date of registration: November 15, 2016, G & S: Dietary and nutritional supplements; Food supplements; Food supplements for vascular health. The Trademark License Agreement executed October 31, 2018 has a term of 5 years. No license fees were incurred or accrued for 2018.

PLAN OF OPERATIONS

Our current plan of operation is to acquire CareClix and then increase its staff in sales, implementation, and development. We are currently doing a private offering to raise funds to complete the closing and for working capital for the expansion. We also will continue the sales of Panoxol™ engaging in fresh new marketing and expanding our sales online. We expect to rebrand the product as Vasonoxol®  and to start a clinical trial through a reputable secondary education institution. We will continue discussions for acquisition of a telemedicine technology company. We also plan to purchase a marketing company which specialize in marketing telemedicine to large groups.  We anticipate we will seek additional capital by the end of the fiscal year to continue and expand our operations.

Our current cash reserves are not adequate for an operational budget of 12 months; however, we have been able to draw on an equity line of credit secured by the personal residence of our Chairman and majority shareholder, and Mr. Scott also has provided additional funding as needed for operations. Although the borrowing limit on the line of credit has now been reached, Mr. Scott has committed to providing funding that will allow us to execute our business plan. While the Company is limited to cash on hand it will remain functionally limited. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds although we have recently commenced a private offering of convertible debt up to $3,000,000.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Our independent registered public accounting firm’s report on our consolidated financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information and annual Form 10-K equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO SOLEI SYSTEM’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; SOLEI SYSTEMS’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF SOLEI SYSTEMS’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SOLEI SYSTEMS, INC. IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATING TO OUR COMPANY

LIMITED OPERATING HISTORY

There can be no assurance that our management will be successful in its attempts to implement our business plan, build the corporate infrastructure required to support operations at the levels called for by our business plan or that we will generate sufficient revenues to meet expenses or to achieve or maintain profitability. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	Obtain sufficient working capital to support our establishment and expansion;

•	Find and realize the asset management opportunities required to generate revenue;

•	Maintain adequate control of our expenses allowing us to realize anticipated income growth; and

•	Anticipate and adapt to changing conditions in the nutritional supplement industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

OUR MANAGEMENT TEAM HAS MINIMAL EXPERIENCE OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL AND STATE SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Members of our management team have minimal experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited financial statements included in this filing have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through open account borrowing from our majority shareholder and Chairman.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2018 and 2017, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has not yet generated significant revenue. There is no assurance that any significant revenue will be realized in the future.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

Our current directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts involving their time and efforts in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as officers and directors to our business will be up to 40 hours per week. Mr. Scott, CEO and director, spends up to 40 hours a week on our Company’s business. Mr. Flood, President, spends approximately 40 hours a week on our Company’s business. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company when the business may demand such full-time participation. WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

We will be dependent on several key members of our management and operations teams for the foreseeable future. In particular, we are dependent on Charles O. Scott as our CEO and Joshua Flood as our President and Chief Financial Officer. The loss of the services of either executive could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any of these individuals, though it is contemplated that the Company may enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or officers.

WE WILL INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY AND TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $50,000-$75,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
14

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, our independent registered public accounting firm may be required to file its attestation on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. In the event that we are unable to receive a positive attestation from our independent registered public accounting firm when that becomes required with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Florida or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Florida law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties. The position of the SEC with regard to such indemnification and limitation provisions is that they are contrary to the intent of the federal securities laws and are not enforceable as written.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2018, we had an accumulated deficit of ($1,772,492).

As a result of this, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have limited sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity, we may be unable to meet our ongoing operating expenses. While our majority shareholder and Chairman has indicated his intent to provide additional working capital as needed, there can be no assurance that he can will do so indefinitely. There can be no assurance that these events will be successfully completed.

BECAUSE OUR CEO AND CHAIRMAN CONTROLS OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our Chief Executive Officer and Chairman also is the majority shareholder of our issued and outstanding common stock and beneficially owns approximately 55% of our issued and outstanding common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE MAY FACE DIFFICULTIES ESTABLISHING A NEW BRAND

Our principal business strategy is to develop the new brand name Vasanoxol® to replace the Panoxol brand name as a respected brand associated with the highest quality nutritional supplements. The marketing of consumer goods such as high-quality, premium nutritional supplements is highly dependent on creating favorable consumer perception through well-orchestrated advertising and public relations. We will be expending a significant percentage of the proceeds of any future cash raises for advertising and promotional activities. Our Company has little advertising experience, having spent only minimal amounts on such activities to-date. Our Company’s competitors have significantly greater advertising resources and experience and enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

OUR COMPETITION IS MUCH LARGER AND HAS BEEN IN THE MARKETPLACE MUCH LONGER

Several large, well-financed competitors with long-standing brand recognition, successful histories of new product introductions and long-standing relationships dominate the market for the distribution of nutritional supplements. We compete with well-established companies for sales to distributors and to consumers. While we believe that the rapidly expanding market for sales of nutritional supplements has created room for new competitors to achieve substantial sales and profits, there can be no assurance that we can compete successfully on price or in obtaining raw materials, building facilities and attracting and keeping skilled labor, which could result in material adverse effects on our business.

WE MAY BE SUBJECT TO LITIGATION IN THE FUTURE WHICH COULD IMPACT THE FINANCIAL HEALTH OF THE COMPANY.

Currently we are plaintiff to a legal proceeding. There are no legal proceedings threatened against our Company. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

WE SELL OUR PRODUCTS AND SERVICES IN HIGHLY COMPETITIVE MARKETS, WHICH RESULTS IN PRESSURE ON OUR PROFIT MARGINS AND LIMITS OUR ABILITY TO MAINTAIN OR INCREASE THE MARKET SHARE OF OUR SERVICES.

The nutritional supplement industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement companies. It is possible that one or more of our competitors could develop a significant advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in raw materials and shifts in customer preferences away from supplement products could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

OUR FUTURE GROWTH IS LARGELY DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY COMPETE WITH NEW AND EXISTING COMPETITORS BY DEVELOPING PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE WITH ACCEPTABLE MARGINS.

Our business operates in markets that are characterized by legal and regulatory pressures and evolving industry standards. If similar high-end supplement companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop and maintain competitive products; enhance our products by increasing the associated brand reputation that differentiate us from our competitors; and develop and bring products to market quickly and cost-effectively. Our ability to develop new products can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new products on a timely basis. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject these products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products, which may cause consumers to defer or forego purchases of our products or services. Also, the markets for our products and services may not develop or grow as we anticipate. The failure of our products to gain market acceptance, the potential for lawsuits, or the obsolescence of our products could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

ADVERSE PUBLICITY OR CONSUMER PERCEPTION OF OUR PRODUCTS AND ANY SIMILAR PRODUCTS DISTRIBUTED BY OTHERS COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR SALES AND REVENUES.

We believe we are highly dependent upon positive consumer perceptions of the quality of our products as well as similar products distributed by other supplement companies. Consumer perception of nutritional supplement products can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety or quality of our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported.

DEPENDENCE UPON TRADEMARKS AND PROPRIETARY RIGHTS, FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have trademark registrations covering our brands and products, and expect to continue to file, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to or licensed by us. In addition, we face additional risks related to the potential failure to protect the intellectual property rights covered by our license to market Panoxol and the risk of patent infringement claims being filed against us due to our license to market Panoxol.

OUR INSURANCE COVERAGE OR THIRD-PARTY INDEMNIFICATION RIGHTS MAY NOT BE SUFFICIENT TO COVER OUR LEGAL CLAIMS OR OTHER LOSSES THAT WE MAY INCUR IN THE FUTURE.

In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

IF DEVELOPED, OUR BRANDS MAY BECOME VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS AND BRAND.

We may invest significant resources to build and protect our brands. However, we may be unable or unwilling to strictly enforce our rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

AN INCREASE IN PRODUCT RETURNS COULD NEGATIVELY IMPACT OUR OPERATING RESULTS AND PROFITABILITY.

We will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

WE HAVE NO MANUFACTURING CAPACITY AND ANTICIPATE CONTINUED RELIANCE ON THIRD-PARTY MANUFACTURERS FOR THE DEVELOPMENT OF OUR PRODUCTS.

We do not currently operate manufacturing facilities for production of our products. We lack the resources and the capabilities to manufacture our products. We do not intend to develop facilities for the manufacture of products in the foreseeable future. We will rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products. All of our supplement products are manufactured in the United States and, while we rely primarily on one manufacturer for our product, multiple other US manufacturers are available that we can employ as needed.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A SHORTAGE IN THE SUPPLY OF KEY RAW MATERIALS COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR SALES AND REVENUES.

All of the raw materials for our products are obtained from third-party suppliers. Shortages in certain ingredients could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

DAMAGE TO OUR REPUTATION.

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•	a perceived failure to address concerns relating to the quality, safety or integrity of our products;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•	effects that are perceived as insufficient to promote the responsible use of our products.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

CONTAMINATION.

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our products or defects in the process could lead to low quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands

RISKS RELATING TO OWNERSHIP OF

SOLEI SYSTEMS, INC. COMMON STOCK

NO ACTIVE PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET. SOLI CURRENTLY TRADES ON THE “GREY MARKET” WITH APPROXIMATELY 565 SHAREHOLDERS.

There is a no active public market for our common stock, although recently reported activity on the grey market has resulted in an increase in the average trading price of our stock, trading under the symbol SOLI, and in the volume of daily trades. No assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

We have determined to seek listing of our common stock on the OTC Markets and have sought to convince a market maker to file a Form 15©-211 to allow transactions on the OTC Markets. There can be no assurance that such a filing will be accomplished or that, if filed, the application will be granted.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, so that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SECURITY.

Because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market, if ever available for trading, may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;

•	Loss of a key relationship or failure to complete significant transactions;

•	Additions or departures of key personnel;

•	Fluctuations in stock market price and volume;

•	Changes to the industry; and

•	Regulatory developments, particularly those affecting the supplement market.

Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those company’s common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company, as our stock price is less than $5.00 per share. None of our securities currently trade in any market other than the grey market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Investors in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed an against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

Absent arbitration agreements, specific legal remedies available to stockholders of penny stocks which include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause stockholders significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Stockholders will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. Stockholders whose investment criteria are dependent on dividends should not invest in our common stock.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

The majority of our outstanding shares of common stock are held by our present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SECURITIES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to Solei Systems, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions. The current pending private offering of up to $3,000,000 in principal amount of convertible notes will, if issued, also result in substantial potential dilution in our common stock, as the terms of conversion contained in the convertible notes allows a holder to elect to convert all or part of the principal amount of each note, plus interest accrued at 6 percent per annum, to be converted into common stock at any time after an initial six month holding period and thereafter up to maturity, at a conversion price equal to of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date of any such election.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Patents – US 8691295 Patent is a composition of matter, granted in US and Philippines, pending in Canada. Expires on March 4, 2034. We do not directly own the patent for Panoxol. Our majority shareholder, CEO and Chairman, Charles O. Scott, owns the patent and licenses the product to CHII, our 100% wholly-owned subsidiary.

Trademarks – Vasonoxol®. Our majority shareholder, CEO and Chairman, Charles O. Scott, owns the trademark and licenses it to CHII, our 100% wholly-owned subsidiary. Vasonoxol, U.S. Registration number: 5082860, date of registration: November 15, 2016, G & S: Dietary and nutritional supplements; Food supplements; Food supplements for vascular health. The Trademark License Agreement executed October 31, 2018 has a term of 5 years.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently there is no active public market for our common shares, although we have a trading symbol (SOLI), and the Company’s stock trades on the grey market due to a trading suspension in 2014, as detailed below. Recently there has been a significant increase in the trading price of our common stock and in the average trading volume, (e.g., 361,000 shares closing at $0.16 on March 15, 2019). This activity is not the result of any efforts by the Company to promote the stock and the Company does not engage in any stock promotion activity.

On February 3, 2014, while we were under the care and control of former management, and over 3 years prior to current management taking over, SOLI was relegated to “grey market" status. On that date, the Securities and Exchange Commission in Release No. 71465, temporarily suspended trading of 250 OTC companies due to questions about "the accuracy and adequacy of publicly disseminated information concerning the companies’ operating status." Trading in common stock of Solei Systems, Inc. (SOLI) was temporarily suspended under that action and, as a direct result, the common stock was removed from trading on the OTC Link Markets.

The Company (SOLI) has been trading on the grey market since February 2014. In June 2017 the control block of SOLI was purchased by Charles Scott from Paul Spivak in private sale, at which time the old Company management was removed, and new management put in place.

No members of prior management are currently involved in management of the Company, nor have any been involved in the management of the Company in any way since June 2017, nor is it conceivable to current management that they will be involved in the future.

It is the intention of the current management to move from the grey market to the OTCQB, as a fully reporting SEC filer. To this end, current management anticipates securing a market maker’s sponsorship to file a new Form 211 to resume quotation on OTC Markets.

Holders.

As of December 31, 2018, there are approximately 565 record holders of 116,410,890 shares of our common stock.

Our transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano, Texas, 75093. Their telephone number is (469) 633-0101.

Dividends.

As of the filing of this Form 10-K, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Preferred shares.

We are authorized to issue 50,000,000 shares of Preferred Stock with $0.001 par value (the "Preferred Stock") with such relative rights, preferences and designations as may be determined by our Board of Directors in its sole discretion upon the issuance of any shares of Preferred Stock.

No shares of Preferred Stock are issued or outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past three years without registering the securities under the Securities Act of 1933 as shown below:

We issued 8,751,000 shares to the shareholders of Clinical & Herbal Innovations, Inc. for the share exchange purchase on November 5, 2017 under Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We repurchased 50,000 shares of our common stock for $5,000 dollars during the year ended December 31, 2017 as part of the change of control.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2018, we had an accumulated deficit totaling ($1,772,492). This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have been in operation since 2011, and our patented nutritional supplement, “Panoxol,” has been produced and sold since 2011.

We typically update our budget on a quarterly basis to adjust for the current market conditions. Any or all of the budget categories may change. None of the line items are to be considered fixed or unchangeable. We may need substantial additional capital to support our operational plans.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, shareholder loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) increasing key staff, acquisition of inventory, and rebranding product; (ii) increased sales and staff division; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and shareholder loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

In March, 2019, we initiated a private offering of convertible debt notes with an original principal amount of $10,000 each, with a total offering of up to $3,000,000 in original principal amount. The offering is being made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. If successful, the proceeds of the private offering will be used in part for the cash consideration due at closing of the proposed acquisition of the assets and operations of KB Medical Systems, LLC, including the CareClix™ telemedicine business and for working capital to grow the existing business and the CareClix™ business to be acquired. We are also investigating other possible acquisitions in the healthcare and technology areas.

Our current business plan will require additional working capital to expand our business operations and staff, which we anticipate will require an additional funding event by the end of the 2019 fiscal year.

We cannot give any assurances that we will be able to raise additional funds for our budget as proposed. Further, we believe we need to raise additional funds to support our proposed growth budget. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

Our plan of operations is as follows:

MILESTONES

2nd Quarter 2019	Hire key staff, improve branding for product re-release,

3rd Quarter 2019	Increasing staff, replenish line of credit, purchase of inventory, Continued sales of product and revenues

4th Quarter 2019	Scale up advertising, Clinical Trial and expand product line, Continued sales of product and revenues

1st Quarter 2020	Increase advertising and product sales, increase revenues, potential acquisition of telemedicine company

We will need substantial additional capital to support our proposed growth strategy and to continue operations. We have no committed source for any funds as of the date of this filing, although the private offering of convertible debt up to $3,000,000 is currently underway. We will need additional working capital even if the private offering is fully subscribed. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales growth, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Revenue

We recognized net revenue of $21,022 and $22,355 during the years ended December 31, 2018 and 2017, respectively. Revenues were from the sales of our nutrition supplement.

Cost of Revenue

We recognized cost of revenues of $9,740 and $9,597 during the years ended December 31, 2018 and 2017, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the internet.

Gross Profit / (Loss)

Gross profit was $11,282 and $12,758 for the years ended December 31, 2018 and 2017, respectively.

General and Administrative Expenses

During the year ended December 31, 2018, we incurred $401,697 in general and administrative expenses compared to $369,636 in the year ended December 31, 2017, an increase of $32,061. During the year ended December 31, 2018, we incurred $120,000 in officer compensation, $102,000 in rent and management fees to a related party, $171,992 in professional fees, and $7,705 in other general and administrative expenses.

By comparison, during the year ended December 31, 2017, we incurred $120,000 in officer compensation, $102,000 in rent and management fees to a related party, $128,280 in professional fees, $19,356 in other general and administrative expenses.

Operating Loss

During the year ended December 31, 2018, we incurred an operating loss of $390,415 compared to an operating loss of $356,878 in the year ended December 31, 2017, an increase of $33,537, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest expense was $12,244 and $9,961 for the years ended December 31, 2018 and 2017, respectively.

Net Loss

During the year ended December 31, 2018, we incurred a net loss of $402,659 compared to a net loss of $366,839 in the year ended December 31, 2017, an increase of $35,820, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the years ended December 31, 2018 or 2017, as we have incurred taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $2,563 and $7,338 as of December 31, 2018 and 2017, respectively. Other assets consisted of inventory and an intangible asset (website) that is being amortized.

Liabilities consisted of accounts payable of $6,720 to trade creditors and $15,750 to a related party, accrued expenses to related parties of $1,272,500, and loans to an officer of the Company of $323,562. Most of the accrued expenses are officers’ and related party salaries and accrued rent for our offices.

We have financed operations through loans from an officer of the Company. The officer has indicated continued funding for operations for the near term. We are currently seeking to expand the sales of our supplement and possibly other products. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to expand operations or merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as income is not able to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Use of Cash:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net Cash Used in Operating Activities	$(68,054)	$(36,469)
Net Cash Provided (Used In) by Investing Activities	—	—
Net Cash Provided by Financing Activities	63,279	41,050
Net Movement in Cash and Cash Equivalents	$(4,775)	$4,581

Operating Activities

During the year ended December 31, 2018, we incurred a net loss of $402,659. This was offset by an increase in related party accruals of $318,500, increase of accounts payable of $6,720, decrease in inventory of $6,235, and amortization of $3,150. By comparison, during the year ended December 31, 2017, we incurred a net loss of $366,839 offset by an increase in related party accruals of $318,000, decrease in inventory of $9,220, and amortization of $3,150.

Investing Activities

We neither generated nor used funds in investing activities during the years ended December 31, 2018 and 2017.

Financing Activities

During the year ended December 31, 2018, we received $63,279 by way of loans and advances from our controlling shareholder. By comparison during the year ended December 31, 2017, we received $46,050 by way of loans and advances from our controlling shareholder, offset by repurchasing $5,000 of our own stock.

Commitments and Contingent Liabilities

We have no commitments or contingencies. Our office space and management fees are with a related party and on a month-to-month basis.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2018, and December 31, 2017, we have no off-balance sheet arrangements.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on July 1, 2018, using the modified retrospective approach and applied the ASU only to contracts completed as of July 1, 2018.

The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer. The impact of adopting the ASU was not material to the financial statements.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.” Under the asset and liability method of FASB ASC 740, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax asset if it is likely than not that the Company will not realize tax assets through future operations.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for

Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2018 and 2017.

Distinguishing Liabilities from Equity

We rely on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. We first determine whether a financial instrument should be classified as a liability. We will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that we must or may settle by issuing a variable number of its equity shares.

Once we determine that a financial instrument should not be classified as a liability, we determine whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). We will determine temporary equity classification if the redemption of the financial instrument is outside the control of our Company (i.e. at the option of the holder). Otherwise, we account for the financial instrument as permanent equity.

Inventory

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consists of finished goods supplements in 90 count and 120 count bottles. Inventory is also supplied to testing facilities to verify the potency and composition of the supplements. The company continues to closely monitor its inventory balances and to assess for obsolescence.

Initial Measurement

We record our financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, we account for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. We implemented ASU 2014-09 and related ASUs noted below on our consolidated financial statements for 2018.

In February 2016, the FASB issued ASU 2016-02, a lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

From March through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 606) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for us beginning after December 15, 2017, although early adoption is permitted. We implemented ASU 2016-15 in 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We implemented ASU 2016-18 in 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of ASU 2017-01 does not have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although we cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on our financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis. We currently are in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effects of ASU 2017-09 on our audited consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this filing on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2018 and 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2018 and 2017 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 and 2017:

•	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.
•	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on third parties that can provide us with accounting and regulatory compliance consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended December 31, 2018 and 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUBSEQUENT EVENTS

On January 7, 2019, we entered into a letter of intent (the “LOI”) with KB Medical Systems, LLC (“KB”) which set forth the preliminary terms and conditions of the proposed acquisition of the assets of KB by the Company, free and clear of all debts, liabilities and claims of any creditor of or claimant against KB Medical Systems, LLC, except otherwise agreed by the parties at Closing.

On February 20, 2019, after further due diligence and negotiations, we entered into a definitive Asset Acquisition Agreement with KB (the “Agreement”), which replaces and supersedes the LOI. The terms of the Agreement are summarized below.

The consideration for the Acquisition will be $2,000,000, made up of (i) that number of shares of unregistered and restricted common stock of the Company with a value at Issuance of $1,000,000 (“SOLI Shares”) plus (ii) cash consideration of $1,000,000 (USD). The total stock consideration will be issued KB or its designees on the date which is six (6) months after Closing. The SOLI Shares will be valued based on the five (5) day trailing average closing bid price of the Company’s common shares on the trading market on which said shares are trading at the time of issuance. The total cash consideration will be payable in the amount of $1,000,000 in good funds at Closing.

The Closing of the transaction contemplated by this Agreement will take place immediately upon the satisfaction of all stated closing conditions, specifically the delivery of all required documents and the cash consideration, at such time and place as the Parties mutually agree, but no later than April 15, 2019.

The Acquisition will consist of the acquisition of all of the business, assets and subsidiaries of KB Medical Systems, LLC, including CareClix™, except for any assets expressly excluded from the Acquisition, free and clear of any claims, debts, security interests, pledges or other liabilities of any kind of KB.

In addition to the other conditions to Closing specified in the Agreement, the following are conditions to proceeding with the Acquisition: (i) delivery of the Consideration to KB Medical Systems; (ii) transfer of the Assets to a newly formed subsidiary of the Company, including all required regulatory compliance; and (iii) completion of due diligence to the satisfaction of the Company. In addition, the Definitive Agreement provides that Closing is conditioned on

a)       The Company obtaining the $1,000,000 cash portion of the Consideration and the common shares of the Company to be issued being admitted for trading on the OTC Markets Pink Sheets or such other equivalent trading market as the Company and KB mutually agree at or prior to Closing.

b)       The Company reserving the SOLI Shares for issuance to KB.

c)        The Company shall have performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transaction.

d)       There shall be and have been no material adverse change in the operating results of the business of KB between the date of the Agreement and the Closing.

e)       John Korangy and Simon Kim, key employees of KB, each shall have received an employment agreement (“Employment Agreement”) from the newly formed subsidiary of the Company as set forth in those certain letter agreements dated February 20, 2019 between the Company and Korangy, and Kim.

In March, 2019, we initiated a private offering of convertible debt notes with an original principal amount of $10,000, with a total offering of up to $3,000,000 in original principal amount.  The offering is being made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. If successful, the proceeds of the private offering will be used in part for the cash consideration due at closing of the proposed acquisition of the assets and operations of KB Medical Systems, LLC, including the CareClix™ telemedicine business and for working capital to grow the existing business and the CareClix™ business to be acquired. We are also investigating other possible acquisitions in the healthcare and technology areas.

All other events subsequent to December 31, 2018 have been evaluated through April 10, 2019, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent event to be disclosed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLEI SYSTEMS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Solei Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Solei Systems, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has an accumulated deficit of $1,772,492 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include and adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ Farber Hass Hurley LLP

Chatsworth, California

April 10, 2019

SOLEI SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$2,563		$7,338
Inventory	41,770		48,004
Total current assets	44,333		55,342

FIXED ASSETS, net	8,400		11,550

Total assets	$52,733		$66,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,720	$
Related party payable	1,288,250		969,750
Related party loans	323,563		260,283

Total current liabilities	1,618,533		1,230,033

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares; no shares issued and outstanding:
Common stock: $0.001 par value; authorized 300,000,000 shares; issued and outstanding:116,410,890 shares at December 31, 2018 and December 31, 2017;	116,411		116,411
Additional paid in capital	90,281		90,281
Accumulated deficit	(1,772,492)		(1,369,833)

Total stockholders’ deficit	(1,565,800)		(1,163,141)

Total liabilities and stockholders’ deficit	$52,733		$66,892

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Revenues, net of returns (2018: $443; 2017: $277)	21,022	$22,355
Cost of revenue	9,740	9,597
Gross profit	11,282	12,758

General, selling and administrative expenses
Officer salaries	120,000	120,000
Rent and management fees	102,000	102,000
Professional fees	171,992	128,280
Other expenses	7,705	19,356
	401,697	369,636

Operating loss	(390,415)	(356,878)

Nonoperating income (expense)
Interest expense	12,244	9,961

Net loss	$(402,659)	$(366,839)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	116,410,890	109,387,644

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Additional Paid-In	Accumulated
	Shares		Amount		Capital	Deficit	Total

Balance, December 31, 2015	107,709,890		$107,710		$103,982	$(617,205)	(405,513)
Net loss, December 31, 2016	—		—		—	(385,789)	(385,789)
Balance, December 31, 2016	107,709,890		107,710		$103,982	$(1,002,994)	(791,302)

Payment for former company treasury stock and cancellation prior to reorganization	(50,000)		(50)		(4,950)	—	(5,000)
Reorganization	8,751,000		8,751		(8,751)		—
Net loss, December 31, 2017	—		—		—	(366,839)	(366,839)

Balance, December 31, 2017	116,410,890		$116,411		$90,281	$(1,369,833)	$(1,163,141)
Net Loss, December 31, 2018		__		__	__	(402,659)	(402,659)
Balance, December 31, 2018	116,410,890		116,411		90,281	(1,772,492)	(1,565,800)

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED StatementS of cash flows

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash Flows From Operating Activities

Net loss	$(402,659)	$(366,839)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Changes in assets and liabilities
Depreciation and amortization	3,150	3,150
Decrease in inventory	6,235	9,220
Increase in accounts payable	6,720	—
Increase in related party accruals	318,500	318,000
Net cash (used in) operating activities	(68,054)	$(36,469)

Cash Flows From Investing Activities
Purchase of assets	—	—
Net Cash (used in) operating activities	—	—

Cash Flows From Financing Activities
Purchase of treasury stock	—	(5,000)
Proceeds from related party	63,279	46,050
Net cash provided by financing activities	63,279	41,050

Net increase (decrease) in cash	$(4,775)	$4,581
Cash, beginning of period	7,338	2,757
Cash, end of period	$2,563	$7,338

SUPPLEMENTAL INFORMATION
Interest Paid	$12,244	$9,961
Income Taxes paid	$—	$—

Non-Cash Financing Activity
Shares issued for Clinical & Herbal Innovations, Inc.	$—	8,751

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

SOLEI SYSTEMS, INC. (“Company”) was organized October 26, 2004 under the laws of the State of Florida. On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The transaction was treated as a capital transaction where the Company is treated as a non-business entity; therefore, the accounting for the merger was identical to that resulting from a reverse merger except that no goodwill or other intangible assets were recorded. For accounting purposes, CHII was treated as the accounting acquirer and is presented as the continuing entity. The historical financial statements are those of CHII except for the shareholder equity portion, and is reported in this Report on a consolidated basis with the Company.

The Company is a holding company which currently has a single, wholly-owned subsidiary, CHII. CHII is a supplement development company with a proprietary product that is distributed primarily through the internet. The majority shareholder of the Company licenses the product to CHII.

In early 2019, the Company entered into an agreement to acquire all of the assets of KB Medical Systems, LLC, the owner of the proprietary CareClix™ operating systems for telemedicine providers. Under the terms of the acquisition agreement, the Company will form a new, wholly-owned subsidiary to acquire the CareClix™ assets and will operate the business following the acquisition. SEE, Subsequent Events.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS FOR CONSOLIDATION

The financial statements of the Company for the year ended December 31, 2018 were prepared on a consolidated basis with its wholly-owned subsidiary, Clinical and Herbal Innovations, Inc. and all intercompany activities were netted in the consolidation. During the year ended December 31, 2018, there were no intercompany activities and the equity of the subsidiary was netted in the consolidation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

INVENTORY

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consists of finished goods supplements in 90 count and 120 count bottles. Inventory is also supplied to testing facilities to verify the potency and composition of the supplements. The company continues to closely monitor its inventory balances and to assess for obsolescence. There was no obsolescence considered necessary at December 31, 2018 and 2017, respectively.

Inventory as of December 31, 2018 and 2017 was $41,770 and $48,004, respectfully.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over appropriate estimated useful lives. In 2016, the Company purchased a website for $15,750. The website is being amortized over a 60-month expected useful life. Depreciation and amortization for the years ended December 31, 2018 and 2017 was $3,150 and $3,150, respectively.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were $0 and $672 in 2018 and 2017, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 “FAIR VALUE MEASUREMENTS AND DISCLOSURES,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2018 and 2017. The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during periods ended December 31, 2018 and 2017.

REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on July 1, 2018, using the modified retrospective approach and applied the ASU only to contracts completed as of July 1, 2018.

The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer. The impact of adopting the ASU was not material to the financial statements.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $20 and $4,146, respectively.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.” Under the asset and liability method of FASB ASC 740, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under

FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax asset if it is likely than not that the Company will not realize tax assets through future operations.

GOING CONCERN

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred net losses of $402,659 during the year ended December 31, 2018 and has an accumulated deficit of $1,772,492 as of December 31, 2018.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company has adopted the new standard utilizing the modified retrospective approach in 2018; however, the adoption of this ASU did not have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, a lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of ASU 2017-01 does not have a material impact on its financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

RECLASSIFICATIONS

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Note 2.        Stockholders’ Equity

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with par value of $0.001. On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The Company authorized and issued 8,751,000 shares of its $0.001 par value common stock in exchange for 8,751,000 shares of CHII stock. The 8,751,000 shares acquired represented 100% of the shares of CHII. After the transaction, the Company had 116,410,890 shares issued and outstanding. As of December 31, 2018 and 2017, and to the date of this report, the Company had 116,410,890 common shares issued and outstanding.

The Company has authorized 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2018 and 2017, and to the date of this report, no preferred shares have been issued or are outstanding.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, “EARNINGS PER SHARE.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 116,410,890 and 109,387,644 during 2018 and 2017, respectively. As of December 31, 2018, December 31, 2017 and since inception, the Company had no dilutive potential common shares.

Note 3.        Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Reform Act). The Tax Reform Act alters U.S. corporate income taxation in a number of significant ways including, lowering the corporate income tax rate from 35% to 21%, implementing a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposing a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries and revising or eliminating certain deductions.

In accordance with FASB ASC 740, “INCOME TAXES,” the deferred tax liabilities and valuation allowance has been adjusted for the effect of the change in tax rates.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not a tax asset cannot be realized through future income the Company must allow for future tax benefits. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve months ended December 31, 2018 and 2017, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. The Company is in process of filing the 2018 tax return.

The components of the Company’s deferred tax asset as of December 31, 2018 and 2017 is as follows:

	2018	2017
Net operating loss carryforward	$372,223	$287,665
Valuation allowance	(372,223)	(287,665)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 21% statutory rate to the income tax recorded is as follows:

	2018	2017
Tax at statutory rate (21%)	$84,558	$77,036
Valuation allowance	(84,558)	(77,036)
Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2018 and 2017.

The net federal operating loss carry forward of $1,772,492 will expire between 2032 and 2038. This carry forward may be limited or eliminated as a result of the acquisition of Clinical and Herbal Innovations, Inc. by the Company in October 2017 under IRC Section 381.

 Note 4.        Related party Transactions

Charles Scott, Chief Executive Officer and majority shareholder of the Company, has advanced funds to the Company and has accrued rent and management fees for office and storage space and services provided to the Company through Eagles United Financial, an affiliate of Mr. Scott. There is no note and the amounts are unsecured, and repayable on demand. Mr. Scott also owns the patent utilized by CHII. The patent is licensed to CHII for the production and sale of the proprietary supplement. No patent fees or royalties from use of the patent have been paid or accrued as of December 31, 2018 and no fees are due. At the end of the five year agreement the Company will purchase the patent from Mr Scott at the then fair market value determined by an independent third party. The terms of the patent agreement are currently under review and are expected to be modified during the current fiscal year.

The Company also licensed a trademark owned by Mr Scott for a period of five years with a minimum guarantee of $500 royalty, which has been accrued in the accompanying consolidated financial statements.

Rent and storage fees to Eagles United Financial, a related party by common ownership for the years ended December 31, 2018 and 2017 was $102,000 and $102,000, respectively. The balance due to Eagles United Financial was $408,500 and $306,000 as of December 31, 2018 and 2017, respectively.

The Company has advanced funds from an Equity Line of Credit (LOC) secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through August 2024 with a repayment period through August 2044. Interest is charged at an annual percentage rate of 6.28% as of December 31, 2018. Funds advanced to the Company through the LOC were $200,406 and $192,127 as of December 31, 2018 and 2017, respectively.

Additional funds advanced by Mr. Scott were $123,156 and $68,156 as of December 31, 2018 and 2017, respectively.

Officer compensation to Josh Flood, President, for the years ended December 31, 2018 and 2017 was $120,000 and $120,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $480,000 and $360,000 as of December 31, 2018 and 2017, respectively.

Related party compensation to Avril James for the years ended December 31, 2018 and 2017 was $96,000 and $96,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $384,000 and $288,000 as of December 31, 2018 and 2017, respectively.

An account payable in the amount of $15,750 is due for services provided in 2016 in connection with the development of the Company web site by Josh Flood.

As of December 31, 2018 and 2017, the Company owed officers and affiliates $1,596,062 and $1,214,283, respectively, in addition to the related party payable of $15,750.

During 2018, product sales at market were made to affiliate, family members of affiliates and employees of a related sales and marketing company totaling $6,669. No discounts or other favorable pricing was provided for these sales and all sales were placed through regular market sales channels.

Note 5.        Subsequent Events

On January 7, 2019, we entered into a binding letter of intent (the “LOI”) with KB Medical Systems, LLC (“KB”) which set forth the preliminary terms and conditions of the proposed acquisition of the assets of KB by the Company, free and clear of all debts, liabilities and claims of any creditor of or claimant against KB Medical Systems, LLC, except otherwise agreed by the parties at Closing.

On February 20, 2019, after further due diligence and negotiations, we entered into a definitive Asset Acquisition Agreement with KB (the “Agreement”), which replaces and supersedes the LOI. The terms of the Agreement are summarized below.

The consideration for the Acquisition will be $2,000,000, made up of (i) that number of shares of unregistered and restricted common stock of the Company with a value at Issuance of $1,000,000 (“SOLI Shares”) plus (ii) cash consideration of $1,000,000 (USD). The total stock consideration will be issued KB or its designees on the date which is six (6) months after Closing. The SOLI Shares will be valued based on the five (5) day trailing average closing bid price of the Company’s common shares on the trading market on which said shares are trading at the time of issuance. The total cash consideration will be payable in the amount of $1,000,000 in good funds at Closing.

The Closing of the transaction contemplated by this Agreement will take place immediately upon the satisfaction of all stated closing conditions, specifically the delivery of all required documents and the cash consideration, at such time and place as the Parties mutually agree, but no later than April 15, 2019.

The Acquisition will consist of the acquisition of all of the business, assets and subsidiaries of KB Medical Systems, LLC, including CareClix™, except for any assets expressly excluded from the Acquisition , free and clear of any claims, debts, security interests, pledges or other liabilities of any kind of KB.

In addition to the other conditions to Closing specified in the Agreement, the following are conditions to proceeding with the Acquisition: (i) delivery of the Consideration to KB Medical Systems; (ii) transfer of the Assets to a newly formed subsidiary of the Company, including all required regulatory compliance; and (iii) completion of due diligence to the satisfaction of the Company. In addition, the Definitive Agreement provides that Closing is conditioned on

a)       The Company obtaining the $1,000,000 cash portion of the Consideration and the common shares of the Company to be issued being admitted for trading on the OTC Markets Pink Sheets or such other equivalent trading market as the Company and KB mutually agree at or prior to Closing.

b)       The Company reserving the SOLI Shares, for issuance to KB.

c)        The Company shall have performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transaction.

d)       There shall be and have been no material adverse change in the operating results of the business of KB between the date of the Agreement and the Closing.

e)       John Korangy and Simon Kim, key employees of KB, each shall have received an employment agreement (“Employment Agreement”) from the newly formed subsidiary of the Company as set forth in those certain letter agreements dated February 20, 2019 between the Company and Korangy, and Kim.

The Company has commenced a private offering of convertible debt in the total principal amount of up to $3,000,000. If and when issued, the notes will bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. No notes have been sold or issued as of the date of these financial statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2018, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 10, 2019.

Name	Age	Position

Charles O. Scott	64	Chief Executive Officer and Chairman
Joshua Flood	45	President and Chief Financial Officer
38

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

Charles O. Scott, Chief Executive Officer and Chairman

Mr. Scott was appointed Chief Executive Officer and Chairman of our Company on June 21, 2017. Mr. Scott is also CEO and Chairman of Clinical and Herbal Innovations, Inc., our 100% wholly-owned subsidiary (September 2014 – present). He also served on the board of Clinical and Herbal Innovations, Inc. from 2013 until January 2014. Mr. Scott founded Pay Yourself First, Inc. in 2011 and currently serves as the CEO and Chairman. Mr. Scott also serves as an Executive Director of Kramer Stromberg Financial Holdings, a company he founded in 1985. Mr. Scott graduated from the University of Virginia in 1976.

Joshua Flood, President and Chief Financial Officer

Mr. Flood was appointed President of our Company on June 21, 2017 and Chief Financial Officer on August 24, 2018. Mr. Flood is President of Clinical and Herbal Innovations, Inc., our 100% wholly-owned subsidiary (January 2016 – present). He also served as Chief Operations Officer from 2015 to 2016. Mr. Flood is President of Pay Yourself First, Inc. (2011 – present). Mr. Flood attended Okanagan Bible College (1992), San Jose State (2000) and Dallas Theological Seminary from 1998 until 2004.

CONFLICTS OF INTEREST – GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of non-profit and for-profit organizations. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires our officers and directors to disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee, at this time.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in Second or Third Quarter, 2019 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2018, 2017, and 2016.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Charles O. Scott,	2018
CEO (1)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Joshua Flood,	2018
President & CFO (2)	2017	$120,000	0	0	0	0	0	0	$120,000
	2016	$120,000	0	0	0	0	0	0	$120,000

Paul Spivak,	2018	0	0	0	0	0	0	0	0
Former CEO (3)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

All current Executive	2018
Officers	2016	$120,000	0	0	0	0	0	0	$120,000
	2015	$120,000	0	0	0	0	0	0	$120,000

(1) Appointed as CEO of our Company on June 21, 2017.

(2) Appointed as President on June 21, 2017 and CFO on August 24, 2018.

(3) Resigned as CEO of our Company on June 21, 2017.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for Solei Systems, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2018, 2017 and 2016:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Charles O. Scott (1)	2018	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0

Paul Spivak (2)	2018	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0

Olga Smimova (2)	2018	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0

  ______________________

(1) Appointed as a Director of our Company on June 21, 2017.

(2) Resigned as a Director of our Company on June 21, 2017.

The term of office for each Director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm's length.

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors.

Limitation on Liability and Indemnification

We are a Florida corporation. The Florida Revised Statutes provide that the articles of incorporation of a Florida corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the Florida Revised Statutes.

The Florida Revised Statutes provides that a Florida corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The Florida Revised Statutes provide that a Florida corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The Florida Revised Statutes, unless otherwise provided in the articles of incorporation, a Florida corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Florida law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

We currently do not have a Stock Option and Award Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

·	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

·	all of our directors and executive officers as a group.
42

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of April 10, 2019.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding

Common Stock	Charles O. Scott, Chief Executive Officer and Director (1)	64,200,000	55.15%

Common Stock	Joshua Flood, President and CFO (2)	0	0%

Common Stock	All Directors and Executive Officers as a Group (2 persons)	64,200,000	55.15%

____________________

(1)	107 S West Street, PMB 557, Alexandria, VA 22314

(2)	P.O. Box 2293, Fair Oaks, CA 95628

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding

Common Stock	Charles O. Scott, Chief Executive Officer and Director (1)	64,200,000	55.15%

____________________

(1)	107 S West Street, PMB 557, Alexandria, VA 22314

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

Charles Scott, Chief Executive Officer and majority shareholder of the Company, has advanced funds to the Company and has accrued rent and management fees for office and storage space and services provided to the Company through Eagles United Financial, an affiliate of Mr. Scott. There is no note and the amounts are unsecured, and repayable on demand. Mr. Scott also owns the patent utilized by CHII. The patent is licensed to CHII for the production and sale of the proprietary supplement.

Rent and storage fees to Eagles United Financial, a related party by common ownership for the years ended December 31, 2018 and 2017 was $102,000 and $102,000, respectively. The balance due to Eagles United Financial was $408,500 and $306,000 as of December 31, 2018 and 2017, respectively.

The Company has advanced funds from an Equity Line of Credit (LOC) secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through August 2024 with a repayment period through August 2044. Interest is charged at an annual percentage rate of 6.28% as of December 31, 2018. Funds advanced to the Company through the LOC were $200,406 and $192,127 as of December 31, 2018 and 2017, respectively.

Additional funds advanced by Mr. Scott were $123,156 and $68,156 as of December 31, 2018 and 2017, respectively.

Officer compensation to Josh Flood, President, for the years ended December 31, 2018 and 2017 was $120,000 and $120,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $480,000 and $360,000 as of December 31, 2018 and 2017, respectively.

Related party compensation to Avril James for the years ended December 31, 2018 and 2017 was $96,000 and $96,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $384,000 and $288,000 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Company owed officers and affiliates $1,596,062 and $1,214,283, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $9,000 in revenue fees to our principal independent accountants for professional services rendered in connection with the review of financial statements for the fiscal year ended December 31, 2018. We anticipate additional $20,000 to be paid in connection with the audit of financial statements for the fiscal year ended December 31, 2018. We incurred approximately $ 20,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2017.

During the fiscal years ended December 31, 2018 and 2017, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Articles of Incorporation of Eli Enterprises, Inc. – filed October 26, 2004	(1)

3(i).2	Articles of Amendment to Articles of Incorporation of Eli Enterprises, Inc. – name change to Solei Systems, Inc. filed March 11, 2008	(1)

3(i).3	Certificate of Incorporation of Clinical and Herbal Innovations, Inc. filed February 17, 2011	(1)

3(ii).1	Bylaws of Clinical and Herbal Innovations, Inc.	(1)

10.1	Share and Exchange Agreement between Solei Systems, Inc. and Clinical and Herbal Technologies, Inc. dated October 20, 2017	(1)

10.2	Amendment No. 1 to Share and Exchange Agreement between Solei Systems, Inc. and Clinical and Herbal Innovations, Inc. dated August 24, 2018	(1)

10.3	Executed Patent License Agreement between Charles Scott and Clinical & Herbal Innovations, Inc. dated October 31, 2018	(3)

10.4	Trademark License Agreement between Charles Scott and Clinical & Herbal Innovations, Inc. dated October 31, 2018	(2)

10.5	Asset Acquisition Agreement – KB Medical Systems, LLC	(4)

21	List of Subsidiaries	(1)

31.1	Section 302 Certification of Principal Executive Officer	Filed Herewith

31.2	Section 302 Certification of Principal Financial/Accounting Officer	Filed Herewith

32.1	Section 906 Certification of Principal Executive Officer	Filed Herewith

32.2	Section 906 Certification of Principal Financial/Accounting Officer	Filed Herewith

99.1	Panoxol Patent	(1)

99.2	Vasonoxol Trademark	(1)

(1) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated September 20, 2018.

(2) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated November 6, 2018.

(3) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated November 26, 2018.

(4) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 26, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLEI SYSTEMS, INC.

/s/Charles O. Scott	April 10, 2019
Charles O. Scott
(Chief Executive Officer/Principal Executive Officer)

/s/Joshua Flood	April 10, 2019
Joshua Flood
(Chief Financial Officer/Principal Financial Officer/ Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Charles O. Scott
Charles O. Scott, Director	April 10, 2019

/s/Joshua Flood
Joshua Flood, Director	April 10, 2019

