Form 10-Q
period 2019-03-31
SOLEI SYSTEMS, INC.
filed 2019-05-20
CIK 1750384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-55987

Solei Systems, Inc.
(Exact name of registrant as specified in its charter)

Florida	20-1801530
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

206 N. Washington St., Suite 100 Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

(703) 832-4473

Registrant’s telephone number, including area code

______________________________________

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2019, there were 116,410,890 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOLEI SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,133	$2,563
Inventory	39,998	41,770
Total current assets	47,131	44,333

FIXED ASSETS, net	7,613	8,400

Total assets	$54,744	$52,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,000	$6,720
Accounts payable-related party	15,750	15,750
Related party payable	1,352,000	1,272,500
Related party loans	373,352	323,563

Total current liabilities	1,747,102	1,618,533

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares; no shares issued and outstanding:
Common stock: $0.001 par value; authorized 300,000,000 shares; issued and outstanding:116,410,890 shares at March 31, 2019 and December 31, 2018	116,411	116,411
Additional paid in capital	90,281	90,281
Accumulated deficit	(1,899,050)	(1,772,492)

Total stockholders’ deficit	(1,692,358)	(1,565,800)

Total liabilities and stockholders’ deficit	$54,744	$52,733

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Revenues, net of returns	$4,351	4,918
Cost of revenue	2,551	1,984
Gross profit	1,800	2,934

General, selling and administrative expenses
Officer salaries	30,000	30,000
Rent and management fees	25,500	25,500
Professional fees	60,897	37,904
General and administrative expenses	8,715	1,866
	125,112	95,270

Operating loss	(123,312)	(92,336)

Nonoperating income (expense)
Interest expense	(3,246)	(2,785)

Net loss	$(126,558)	$(95,121)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	116,410,890	116,410,890

 See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	107,709,890	$107,710	$103,982	$(617,205)	(405,513)
Net loss, December 31, 2016	—	—	—	(385,789)	(385,789)
Balance, December 31, 2016	107,709,890	107,710	$103,982	$(1,002,994)	(791,302)

Payment for former company treasury stock and cancellation prior to reorganization	(50,000)	(50)	(4,950)	—	(5,000)
Reorganization	8,751,000	8,751	(8,751		—
Net loss, December 31, 2017	—	—	—	(366,839)	(366,839)

Balance, December 31, 2017	116,410,890	$116,411	$90,281	$(1,369,833)	$(1,163,141)

Net Loss, December 31, 2018				(402,659)	(402,659)
Balance, December 31, 2018	116,410,890	116,411	90,281	(1,772,492)	(1,565,800)
Net Loss, March 31, 2019				(126,558)	(126,558)
Balance, March 31, 2019	116,410,890	116,411	90,281	(1,899,050)	(1,692,358)

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

CONSOLIDATED StatementS of cash flows

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Cash Flows From Operating Activities

Net loss	$(126,558)	$(95,121)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Changes in assets and liabilities
Depreciation and amortization	788	788
Decrease in inventory	1,770	1,356
Increase (decrease) in accounts payable	(720)	—
Increase in related party accruals	79,470	79,500
Net cash (used in) operating activities	(45,250)	(13,477)

Cash Flows From Investing Activities
Net Cash (used in) investing activities	—	—

Cash Flows From Financing Activities
Proceeds from Line of Credit	—	8,080
Proceeds from related party	49,820	—
Net cash provided by financing activities	49,820	8,080

Net increase (decrease) in cash	$4,570	$(5,397)
Cash, beginning of period	2,563	7,338
Cash, end of period	$7,133	$1,941

SUPPLEMENTAL INFORMATION
Interest Paid	$3,246	$2,785
Income Taxes paid	$—	$—

See Accompanying Notes to Financial Statements.

SOLEI SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

SOLEI SYSTEMS, INC. (“Company”) was organized October 26, 2004 under the laws of the State of Florida. On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The transaction was treated as a capital transaction where the Company is treated as a non-business entity; therefore, the accounting for the merger was identical to that resulting from a reverse merger except that no goodwill or other intangible assets were recorded. For accounting purposes, CHII was treated as the accounting acquirer and is presented as the continuing entity. The historical financial statements are those of CHII except for the shareholder equity portion and are reported in this Report on a consolidated basis with the Company.

The Company is a holding company which had a single, wholly-owned subsidiary, CHII for the entire quarter ended March 31, 2019. CHII is a supplement development company with a proprietary product that is distributed primarily through the internet. The majority shareholder of the Company licenses the product to CHII.

In early 2019, the Company entered into an agreement to acquire certain assets of KB Medical Systems, LLC, an unrelated company and the developer of the proprietary CareClix™ operating systems for telemedicine providers. The acquisition was closed in April 2019. Under the terms of the acquisition agreement, the Company formed a new, wholly-owned subsidiary to acquire the CareClix™ assets which will commence a new operating business with the assets following the acquisition. SEE, Subsequent Events.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS FOR CONSOLIDATION

The financial statements of the Company, including the consolidated balance sheets for the periods ended March 31, 2019 and December 31, 2018 and the Income Statements and Statement of Cash Flows for the quarterly periods ended March 31, 2019 and 2018, were prepared on a consolidated basis with its wholly-owned subsidiary, Clinical and Herbal Innovations, Inc. and all intercompany activities were eliminated in the consolidation. During the periods ended March 31, 2019 and 2018, there were no intercompany activities and the equity of the subsidiary was eliminated in the consolidation. The financial statements included in this Report should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended December 31, 2018 as reported in the Form 10-K filed by the Company for that period.

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

RECLASSIFICATION

An account payable in the amount of $15,750 is due for services provided in 2017 in connection with the development of the Company web site by Josh Flood, current President and a director of the Company. The payable has been reclassified from the December 31, 2018 audited financial statements as a related party payable in the included financial statements to conform to current year presentation.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with maturity of three months or less cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

INVENTORY

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consists of finished goods supplements in 90 count and 120 count bottles. Inventory is also supplied to testing facilities to verify the potency and composition of the supplements. The company continues to closely monitor its inventory balances and to assess for obsolescence. There was no obsolescence considered necessary at March 31, 2019 and 2018, respectively.

Inventory as of March 31, 2019 and December 31, 2018 was $39,998 and $41,770, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over appropriate estimated useful lives. In 2016, the Company purchased a website for $15,750. The website is being amortized over a 60-month expected useful life. Depreciation and amortization for the three-month periods ended March 31, 2019 and 2018 were $788 and $788.

LEASE ACCOUNTING

The Company currently occupies space in a commercial property owned by the principal shareholder of the Company and the Company Chairman. The occupancy has been on a month to month basis with no written lease agreement while the Company determines its long term office needs in the light of planned acquisitions and expansion; however, the Company has entered into a one year short-term lease for the property, with no option for renewal or purchase, effective January 1, 2019 in order to clarify the lease accounting under Accounting Standards Codification 842, Leases, issued by the Financial Accounting Standards Board. As a month-to-month, short-term operating lease with no variable lease payments or purchase or renewal option, the Company is electing not to create a Right of Use Balance Sheet Asset for the lease, and no Lease Liability Balance Sheet entry and instead will report the short-term lease payments monthly as accrued, as lease expense. As the Company needs become clear over the fiscal year and if the Company determines that it would like to remain in the current premises thereafter or instead to lease other premises, the Company then will attempt to negotiate a longer term commercial lease at that time, and thereafter will account for any such lease in accordance with ASC 842.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were $0 and $20 for the three month periods ended March 31, 2019 and 2018, respectively.

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

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at March 31, 2019 and December 31, 2018. The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during the three-month periods ended March 31, 2019 and 2018.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered under ASC 606, which directs that revenue should be recognized when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration expected to be received in return for the goods or services. ASC 606 creates a five-step approach that should be applied when determining the amount and timing of revenue recognition.

•	Step 1: Identify the contract with a customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the three-month periods ended March 31, 2019 and 2018 was $0 and $20, respectively.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.” Under the asset and liability method of FASB ASC 740, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax asset if it is more likely than not that the Company will not realize tax assets through future operations.

GOING CONCERN

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $402,659 during the year ended December 31, 2018 and had an accumulated deficit of $1,772,492 as of December 31, 2018. The Company incurred additional operating losses of $126,558 in the three months ended March 31, 2019.

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

Although the Company successfully raised a total of $1,700,000 in funds from a private offering of convertible debt in April 2019 (See, Subsequent Events), a total of $1,000,000 of that funding was used for the cash payment portion of the consideration for the acquisition of assets from KB Medial Systems, LLC and additional funds will be required for operations and expansion of the business of the Company.

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

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that recently adopted accounting pronouncements will not have a material impact on the financial statements.

Note 2.        Stockholders’ Equity

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with par value of $0.001. On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The Company authorized and issued 8,751,000 shares of its $0.001 par value common stock in exchange for 8,751,000 shares of CHII stock. The 8,751,000 shares acquired represented 100% of the shares of CHII. After the transaction, the Company had 116,410,890 shares issued and outstanding. As of March 31, 2019 and December 31, 2018, the Company had 116,410,890 common shares issued and outstanding.

The Company has authorized 50,000,000 shares of $0.001 par value preferred stock. As of March 31, 2019 and December 31, 2018 and to the date of this report, no preferred shares have been issued or are outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 116,410,890 and 116,410,890 during 2018 and at March 31, 2019, respectively. As of March 31, 2019, and since inception, the Company had no dilutive potential common shares.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the fiscal years ended December 31, 2018 and 2017, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s deferred tax asset as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Net operating loss carryforward	$431,409	$402,659
Valuation allowance	(431,409)	(402,659)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 21% statutory rate to the income tax recorded is as follows:

	March 31,	December 31,
	2019	2018
Tax at statutory rate (21%)	$26,577	$84,558
Valuation allowance	(26,557)	(84,558)
Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2018 and 2017 and incurred additional losses in the quarter ended March 31, 2019.

The net federal operating loss carry forward of $1,772,492 at December 31, 2018 will expire between 2032 and 2038. This carry forward may be limited or eliminated as a result of the acquisition of Clinical and Herbal Innovations, Inc. by the Company in October 2017 under IRC Section 381.

 Note 4.        Related party Transactions

Charles Scott, Chief Executive Officer and majority shareholder of the Company, has advanced funds to the Company and has accrued rent and management fees for office and storage space and services provided to the Company through Eagles United Financial, an affiliate of Mr. Scott. There is no note and the amounts are unsecured, and repayable on demand. Effective January 1, 2019, the Company entered into a 12-month, non-renewable month-to-month sublease for the commercial office space and storage space with Eagle United Financial. There is no option to renew the lease term and no option to purchase the leased property. The Company has elected to treat the lease as a short-term lease under ASC 842. The Company sublease payment is equal to approximately 51 percent of the total main lease payment, representing the portion of the total leased space used by the Company.

Mr. Scott also owns the patent utilized by CHII. The patent is licensed to CHII for the production and sale of the proprietary supplement. No patent fees or royalties from use of the patent have been paid or accrued as of March 31, 2019 and no fees are due. The terms of the patent agreement are currently under review and are expected to be modified during the current fiscal year.

Rent and storage fees to Eagles United Financial, a related party by common ownership, for the three-month periods ended March 31, 2019 and 2018 was $25,500 and $25,500, respectively. The balance due to Eagles United Financial was $433,500 and $408,000 as of March 31, 2019 and December 31, 2018, respectively.

The Company has advanced funds from an Equity Line of Credit (LOC) secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through August 2024 with a repayment period through August 2044. Interest is charged at an annual percentage rate of 6.84% and 5.91% as of March 31, 2019 and 2018, respectively. Funds advanced to the Company through the LOC were $200,262 and $200,406 as of March 31, 2019 and December 31, 2018, respectively.

Additional funds advanced by Mr. Scott were $172,976 and $123,156 as of March 31, 2019 and December 31, 2018, respectively.

Officer compensation to Josh Flood, President, for the periods ended March 31, 2019 and 2018 was $30,000 and $30,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $510,000 and $480,000 as of March 31, 2019 and December 31, 2018, respectively.

Related party compensation to Avril James for the periods ended March 31, 2019 and 2018 was $24,000 and $24,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $408,000 and $384,000 as of March 31, 2019 and December 31,2018, respectively.

An account payable in the amount of $15,750 is due for services provided in 2017 in connection with the development of the Company web site by Josh Flood, current President and a director of the Company. The services were provided and the invoice received prior to Mr. Flood’s affiliation with the Company. The payable has been reclassified as a related party payable in the included financial statements

As of March 31, 2019 and December 31, 2018, the Company owed officers and affiliates $1,725,238 and $1,596,062, respectively, in addition to the related party payable of $15,750.

Product sales at market price are made from time to time to affiliates, family members of affiliates and employees of a related sales and marketing company in small amounts. No discounts or other favorable pricing is provided for these sales and all sales are placed through regular market sales channels.

Note 5.        Subsequent Events

Acquisition of Assets:

In April, 2019, the Company completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated company for a total of $2,000,000, of which $1,000,000 was paid in cash at closing and the balance of which will be paid in the future in shares of unregistered common stock of the Company based on the five day trailing average closing market price of the common stock on the date which is six months after closing. KB Medical Systems, LLC will remain in existence after closing and will continue its separate business operations at its original offices in Washington, DC. The assets acquired, which were acquired free of any and all liabilities of KB Medical Systems, LLC, have been contributed by the Company to a newly formed Virginia subsidiary corporation, CareClix, Inc., incorporated for that purpose. CareClix, Inc. has commenced new operations at the offices of the Company in Virginia and only two former employees of KB Medical Systems, Inc. have been employed by CareClix, Inc.

Based on the terms of the acquisition, the Company is evaluating the proper accounting treatment for this acquisition to determine if the acquisition should be treated as an acquisition of assets, or as the acquisition of a business to be reported as a business combination.

Private Placement of Convertible Notes:

The Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. As of the date of this Report, the Company has closed on a total of $1,680,000 in convertible debts, and $1,000,000 of that total was used as the cash consideration for the acquisition of assets from KB Medical Systems, LLC As issued, the convertible notes bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. The notes have a term of one year after the date of issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2019, we had an accumulated deficit totaling $1,899,050. This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have been in continuous operation since 2011 through the production of our wholly-owned subsidiaries patented nutritional supplement, “Panoxol”.

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

In March, 2019, the Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. As of the date of this Report, the Company has closed on a total of $1,680,000 in convertible debts, and $1,000,000 of that total was used as the cash consideration for the acquisition of assets from KB Medical Systems, LLC As issued, the convertible notes bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. The notes have a maturity date of five years from the date of issue. The remaining proceeds of the private offering will be used for working capital to grow the existing business. We are also investigating other possible acquisitions in the healthcare and technology areas.

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

Our plan of operations is as follows:

MILESTONES

2nd Quarter 2019	Hire key staff. Improve sales and support infrastructure for CareClix, Inc.

3rd Quarter 2019	Increasing CareClix sales activity within target verticals, Improve branding for product, “Panoxol”.

4th Quarter 2019	Purchase of “Panoxol” inventory. Scale up product advertising, replenish CHII line of credit, Clinical trial of Panoxol Product,

1st Quarter 2020	Increase staff, Increase advertising and product sales,

We will need substantial additional capital to support our proposed growth strategy and to continue operations. We have no committed source for any funds as of the date of this filing. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales growth, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2019 COMPARED TO THE QUARTER ENDED MARCH 31, 2018

Revenue

We recognized net revenue of $4,351 and $4,918 during the quarters ended March 31, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement.

Cost of Revenue

We recognized cost of revenues of $2,551 and $1,984 during the three-month periods ended March 31, 2019 and 2018, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the internet.

Gross Profit / (Loss)

Gross profit was $1,800 and $2,933 for the three-month periods ended March 31, 2019 and 2018, respectively.

General and Administrative Expenses

During the three-month period ended March 31, 2019, we incurred $125,113 in general and administrative expenses compared to $95,270 in the three-month period ended March 31, 2018, an increase of $29,843. During the three-month period ended March 31, 2019, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $36,897 in professional fees, $7,928 in other general and administrative expenses and $788 in amortization.

By comparison, during the three-month period ended March 31, 2018, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $13,904 in professional fees, $1,078 in other general and administrative expenses, and $788 in amortization. The increase in professional fees was due to the Company compliance with filing requirements of the SEC, filing of a Form 10 registration statement and undertaking audits of the Company financial statements in the latter half of 2018 and during the three-month period ended March 31, 2019.

Operating Loss

During the three-month period ended March 31, 2019, we incurred an operating loss of $123,312 compared to an operating loss of $92,337 in the three-month period ended March 31, 2018, an increase of $30,976, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest expense was $3,246 and $2,785 for the three-month periods ended March 31, 2019 and 2018, respectively.

Net Loss

During the three-month period ended March 31, 2019, we incurred a net loss of $126,558 compared to a net loss of $95,121 in the three-month period ended March 31, 2018, an increase of $31,438, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either of the three-month periods ended March 31, 2019 or 2018, as we have incurred taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $7,133 and $1,941 as of March 31, 2019 and 2018, respectively. Other assets consisted of inventory and an intangible asset (website) that is being amortized.

Liabilities consisted of accounts payable of $15,750 to a related party, accrued expenses to related parties of $1,352,000, and loans to an officer of the Company of $373,352. Most of the accrued expenses are officers’ and related party salaries and accrued rent for our offices.

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

Future losses are likely to occur until we are able to expand operations or merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, as current income is not able to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the three-month periods ended March 31, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Use of Cash:

	3 Months Ended March 31, 2019	3 Months Ended March 31, 2018

Net Cash Used in Operating Activities	$(45,250)	$(13,477)
Net Cash Provided (Used In) by Investing Activities	—	—
Net Cash Provided by Financing Activities	49,820	8,080
Net Movement in Cash and Cash Equivalents	$4,570	$(5,397)

Operating Activities

During the three-month period ended March 31, 2019, we incurred a net loss of $126,558. This was offset by an increase in related party accruals of $79,614, decrease in inventory of $1,771, and amortization of $788. By comparison, during the three-month period ended March 31, 2018, we incurred a net loss of $95,121 offset by an increase in related party accruals of $79,500, decrease in inventory of $1,350, and amortization of $788.

Investing Activities

We neither generated nor used funds in investing activities during the three-month periods ended March 31, 2019 and 2018.

Financing Activities

During the three-month period ended March 31, 2019, we received $49,820 by way of loans and advances from our controlling shareholder. By comparison during the three-month period ended March 31, 2018, we received no loans and advances from our controlling shareholder, but received $8,080 in proceeds from a line of credit.

Commitments and Contingent Liabilities

We have no commitments or contingencies. Our office space and management fees are with a related party and on a month-to-month basis pursuant to a one year sublease agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

As of March 31, 2019, we had an accumulated deficit of $1,899,050.

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
28

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

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SECURITIES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to Solei Systems, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions. The current pending private offering of up to $3,000,000 in principal amount of convertible notes will, if issued, also result in substantial potential dilution in our common stock, as the terms of conversion contained in the convertible notes allows a holder to elect to convert all or part of the principal amount of each note, plus interest accrued at 6 percent per annum, to be converted into common stock at any time after an initial six month holding period and thereafter up to maturity, at a conversion price equal to of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date of any such election. As of the date of this Report, we have closed on the sale of $1,700,000 in principal amount of the convertible notes, which were issued in April, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the Quarter ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLEI SYSTEMS, INC.
(Registrant)

Dated: May 20, 2019	By:	/s/ Charles O. Scott
Charles O. Scott
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 20, 2019	By:	/s/ Joshua Flood
Joshua Flood
(Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

