Form 10-Q
period 2019-06-30
SOLEI SYSTEMS, INC.
filed 2019-09-12
CIK 1750384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of September 11, 2019, there were 103,804,390 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

SOLEI SYSTEMS, INC
and SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2019 and December 31, 2018

	June 30, 2019	December 31,
ASSETS	(Unaudited)	2018
Current Assets
Cash	$385,211	$2,563
Accounts receivable, net	280,151	—
Inventory	38,833	41,770
Total current assets	704,195	44,333

Fixed Assets, net of depreciation of $3,467 and
0, respectively	76,533	—
Total Fixed Assets	76,533	—

Other Assets
Intangible Assets, net of amortization of $99,937
and $ 58,925, respectively	1,735,814	8,400
Goodwill	50,000	—
Total Other Assets	1,785,814	8,400
Total Assets	$2,566,542	$52,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	9,490	6,720
Other Current Liabilities
Accrued interest	21,527	—
Accrued expenses	88,790	—
Convertible Notes	1,680,000	—
Note Premium at fair value	1,680,000	—
Balance due on acquisition	900,000	—
Related Party Loans	372,195	323,563
Related Party Payables	1,447,250	1,288,250
Total Other Current Liabilities	6,199,252	1,618,533
Total Liabilities	6,199,252	1,618,533

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares
authorized, 103,804,390 shares issued and outstanding
at June 30, 2019 and December 31, 2018	103,804	103,804
Paid in Capital	102,888	102,888
Retained Earnings	(3,839,402)	(1,772,492)
Shareholders' Deficit	(3,632,710)	(1,565,800)
Total Liabilities and Shareholders' Deficit	$2,566,542	$52,733

See accompanying notes to financial statements.

SOLEI SYSTEMS, INC
and SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended
June 30, 2019 and 2018
(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
INCOME	2019	2018	2019	2018

Revenues, net of returns	$438,842	$6,599	$443,193	$11,517
Cost of Revenue	(286,012)	(2,466)	(288,563)	(4,450)

Gross profit	152,830	4,133	154,630	7,067

General, selling and administrative expenses

Officer salaries	30,000	30,000	60,000	60,000
Rent and Management fees	25,500	25,500	51,000	51,000
Payroll expense	107,155	—	107,155	—
Consulting expenses	74,845	—	114,842	—
Professional fees	26,250	31,845	47,150	69,749
General and administrative expenses	126,780	1,695	135,496	3,561

Total expenses	390,530	89,040	515,643	184,310
Operating profit (loss)	(237,700)	(84,907)	(361,013)	(177,243)

Nonoperating income (expenses)

Interest income	2,340	—	2,340	—
Total nonoperating income	2,340	—	2,340	—

Interest expense	24,847	2,981	28,237	5,766
Interest premium expense on convertible notes	1,680,000	—	1,680,000	—
Total nonoperating expense	1,704,847	2,981	1,708,237	5,766
Net Other Income (Loss)	(1,702,507)	(2,981)	(1,705,897)	(5,766)

Net income (loss)	$(1,940,207)	$(87,888)	$(2,066,910)	$(183,009)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares of common stock
outstanding	103,804,390	103,804,390	103,804,390	103,804,390

See accompanying notes to financial statements.

SOLEI SYSTEMS, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2015	95,103,390	$95,103	$116,589	$(617,205)	(405,513)
Net loss, December 31, 2016	—	—	—	(385,789)	(385,789)
Balance, December 31, 2016	95,103,390	95,103	116,589	(1,002,994)	(791,302)

Payment for former company treasury stock and cancellation prior to reorganization	(50,000)	(50)	(4,950)	—	(5,000)
Reorganization	8,751,000	8,751	(8,751)	—	—
Net loss, December 31, 2017	—	—	—	(366,839)	(366,839)
Balance, December 31, 2017	103,804,390	$103,804	$102,888	$(1,369,833)	$(1,163,141)

Net Loss, December 31, 2018	—	—	—	(402,659)	(402,659)
Balance, December 31, 2018	103,804,390	103,804	102,888	(1,772,492)	(1,565,800)
Net Loss, June 30, 2019	—	—	—	(2,066,910)	(2,066,910)
Balance, June 30, 2019	103,804,390	$103,804	$102,888	$(3,839,402)	(3,632,710)

See accompanying notes to financial statements.

SOLEI SYSTEMS, INC
and SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended
June 30, 2019 and 2018
(Unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,066,910)	$(183,009)
Adjustments to reconcile net (loss) to cash provided by (used in)
operating activities:
Premium on convertible notes	1,680,000	—
Depreciation and amortization	46,053	1,575
Changes in assets and liabilities
Decrease in Inventory	2,936	2,946
Increase in related party accruals	174,750	159,000
(Increase) in accounts receivable	(280,151)	—
(Decrease) in accounts payable	(12,980)	—
Increase in accrued expense	88,790	—
Increase in accrued interest	21,527	—
Net cash used in operating activities	(345,985)	(19,488)

Cash Flows From Investing Activities
Acquisition of CareClix assets	(1,000,000)	—
Net cash used in investing activities	(1,000,000)	—

Cash Flows from Financing Activities
Sale of Convertible notes	1,680,000	—
Proceeds from related party	49,820	18,089
Net cash provided by financing activities	1,729,820	18,089

Net increase (decrease) in cash	$383,835	$(1,399)
Cash, beginning of period	2,563	7,338
Cash, end of period	$385,211	$5,939

SUPPLEMENTAL INFORMATION
Interest paid	$5,766	$5,766
Income Taxes Paid	$—	$—

Non-cash Financing Activities
Stock Issuable for acquisition	$900,000	$—

See accompanying notes to financial statements.

SOLEI SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2019

Note 1.        Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

SOLEI SYSTEMS, INC. (“Company”) was organized October 26, 2004 under the laws of the State of Florida. On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The transaction was treated as a capital transaction where the Company was treated as a non-business entity; therefore, the accounting for the merger was identical to that resulting from a reverse merger except that no goodwill or other intangible assets were recorded. For accounting purposes, CHII was treated as the accounting acquirer and has been presented as the continuing entity. The historical financial statements are those of CHII except for the shareholder equity portion and are reported in this Report on a consolidated basis with the Company along with the financial statements of CareClix, Inc.

A majority of the common stock of the Company is owned by Charles Scott, who controls the shareholder vote as a result. Mr. Scott is also Chairman and Chief Executive Officer.

The Company is a holding Company which had a wholly-owned subsidiary, CHII, for the entire quarter ended June 30, 2019 and a second wholly-owned subsidiary, CareClix, Inc. commencing April 12, 2019. CHII is a supplement development Company with a proprietary product that is distributed primarily through the Internet. The majority shareholder of the Company licenses the product to CHII. CareClix, Inc. is a Virginia corporation formed by the Company in April 2019 to receive proprietary and patent pending telemedicine operating software acquired by the Company.

In early 2019, the Company entered into an agreement to acquire the proprietary CareClix™ operating software, and pending patent for that software, the domain name and trademark for the software and certain related incidental tangible assets of KB Medical Systems, LLC, an unrelated Company and the developer of the proprietary CareClix™ operating systems for telemedicine providers. The acquisition was closed April 12, 2019. Under the terms of the acquisition agreement, the Company formed a new, wholly-owned subsidiary CareClix, Inc., to acquire the CareClix™ operating software and pending patent and commenced a new operating business with the assets following the acquisition. The Company did not acquire cash, accounts receivables, or any other assets, any liabilities of KB Medical, and no customer lists, although certain customers of KB Medical continued working with the Company after the acquisition because they were already using the CareClix™ operating software acquired by the Company. One of the two founders of KB Medical, Dr. John Korangy, and one other employee of KB Medical also joined the Company. KB Medical continued its existence after the acquisition at tis own original office location and the Company relocated the acquired assets to its location in Virginia. In the accompanying financial statements, the acquisition has been treated as a business combination under ASC 805. See Business Combination.

In April, 2019, immediately following the closing of the acquisition of the CareClix™ software and related assets, Dr. John Korangy was appointed as a member of the Board of Directors of the Company and as President and CEO of the CareClix, Inc. subsidiary. Dr. Korangy is a Board Certified vvc who has spent his entire career involved with developing and implementing telehealth systems. As a founder of CareClix he helped develop one of the most robust telehealth platforms in the world. Dr. Korangy completed his medical degree at the George Washington University where he also obtained a Masters in Public Health. He went on to complete his medical training at Georgetown University, as well as at the National Institutes of Health. Dr. Korangy has authored many papers and speaks nationally about virtual medical care and deploying telemedicine within healthcare.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS FOR CONSOLIDATION

The financial statements of the Company, including the consolidated Balance Sheets for the periods ended June 30, 2019 and December 31, 2018 and the Statements of Operations, Statements of Shareholders’ Deficits and Statements of Cash Flows for the three and six month periods ended June 30, 2019 and 2018, were prepared on a consolidated basis with the wholly-owned subsidiaries, Clinical and Herbal Innovations, Inc. and CareClix, Inc. and all intercompany activities were eliminated in the consolidation. During the periods ended June 30, 2019 and 2018, there were no intercompany activities and the equity of the subsidiaries was eliminated in the consolidation. The financial statements included in this Report should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended December 31, 2018 as reported in the Form 10-K filed by the Company for that period.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

RECLASSIFICATION

An account payable in the amount of $15,750 is due for services provided in 2017 in connection with the development of the Company web site by Josh Flood, current President and a director of the Company. The payable was reclassified from the December 31, 2018 audited financial statements as a related party payable in the included financial statements to conform to current year presentation.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with maturity of three months or less cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

INVENTORY

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consists of finished goods supplements in 90 count and 120 count bottles. Inventory is also supplied to testing facilities to verify the potency and composition of the supplements. The Company continues to closely monitor its inventory balances and to assess for obsolescence. There was no obsolescence considered necessary at June 30, 2019 and 2018, respectively.

Inventory as of June 30, 2019 and December 31, 2018 was $38,883 and $41,770, respectively.

BUSINESS COMBINATION

In April, 2019, the Company completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated Company for a total consideration of $1,900,000, of which $1,000,000 was paid in cash at closing and the balance of which will be paid in the future in shares of unregistered common stock of the Company based on the five day trailing average closing market price of the common stock on the date which is six months after closing. KB Medical Systems, LLC remained in existence after closing and will continue its separate business operations at its original offices in Washington, DC. The assets acquired did not include a majority of the assets of KB Medical as reported on its closing date balance sheet, and were acquired free of any and all liabilities of KB Medical Systems, LLC. The primary asset acquired was the CareClix™ software, the CareClix™ trademark and domain name and the patent pending on the CareClix™ software, which are all interrelated and considered by management in essence as a single asset; the remaining assets acquired were incidental to the principal purchase.

Following the acquisition, which was legally structured as an asset acquisition, the acquired assets were contributed by the Company to a newly formed Virginia subsidiary corporation, CareClix, Inc., incorporated for that purpose. CareClix, Inc. has commenced new operations at the offices of the Company in Virginia with new marketing, management and finance staff and one of the two founders and only one former employee of KB Medical Systems, Inc. have been employed by CareClix, Inc.

Based on the terms of the acquisition, the Company evaluated the proper accounting treatment for this acquisition to determine if the acquisition should be treated for accounting purposes as an acquisition of assets, or as a business combination. under ASC 805. The Company has concluded initially that, since some, but not all, of the customers of KB Medical Systems became customers of the Company, due to the fact that they were already using the CareClix™ Software acquired by the Company, and to the accounting guidance that indicates that separate intangible assets acquired in an acquisition transaction are to be treated as separate assets and not a single asset, ASC 805 would require the transaction to be reported as a business combination. ASC 805 mandates the evaluation of the inputs and outputs of each separate asset acquired with an allocation of the total purchase price to all assets acquired, including good will or going concern value. In this evaluation, the Company has concluded that the patent pending, trademark and domain name have minimal value as separate assets apart from the software, and that any good will value is minimal apart from the software itself. Accordingly, the Company has reported the acquisition as business combination initially, subject to further review and possibly seeking advice form the SEC accounting staff. and has allocated the total purchase price among the respective fair values or replacement values of the various assets. The allocations are based on management’s best estimate of values based on replacement values, but the Company reserves the right to re-evaluate the assets and allocation over the next 12 months, as permitted in ASC 805:

CareClix Software	$1,500,000
Computer Equipment	$50,000
Furniture and equipment	$3,000
Medical Equipment	$27,000
Patent application and rights thereto	$50,000
CareClix domain name (CareClix.com)	$100,000
CareClix trademark and trade name	$120,000
Goodwill	$50,000
Total Assets acquired	$1,900,000

The Company has not included audited financial statements for KB Medical Systems, LLC in this quarterly report due to the uncertainty over the proper reporting of the transaction and due to the lack of access to financial records of KB Medical Systems, LLC, which continued after closing as an independent, unrelated entity.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over appropriate estimated useful lives. In 2016, the Company purchased a website for $15,750. The website is being amortized over a 60-month expected useful life. In addition, certain tangible and intangible assets were acquired by the Company on April 12, 2019 and contributed to CareClix, Inc., as noted above in Business Combination, and are all being amortized or depreciated over their remaining useful lives.

Depreciation and amortization for the six-month periods ended June 30, 2019 and 2018 were $46,053 and $1,575, respectively.

LEASE ACCOUNTING

The Company currently subleases space in a commercial property leased by an affiliate of the principal shareholder of the Company and the Company Chairman. The occupancy is of approximately 51 percent of the total leasehold space, and the Company sublease payment is 51 percent of the total lease due under the main lease. The sublease had been on a month- to-month basis with no written lease agreement while the Company determines its long term office needs in the light of planned acquisitions and expansion; however, the Company has entered into a one year short-term lease for the property, with no option for renewal or purchase, effective January 1, 2019 in order to clarify the lease accounting under Accounting Standards Codification 842, Leases, issued by the Financial Accounting Standards

Board. As a month-to-month, short-term operating lease with no variable lease payments or purchase or renewal option, the Company is electing not to create a Right of Use Balance Sheet Asset for the lease, and no Lease Liability Balance Sheet entry and instead will report the short-term lease payments monthly as accrued, as lease expense. As the Company needs become clear over the fiscal year and if the Company determines that it would like to remain in the current premises thereafter or instead to lease other premises, the Company then will attempt to negotiate a longer term commercial lease at that time, and thereafter will account for any such lease in accordance with ASC 842.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were $0 and $20 for the three-month periods ended June 30, 2019 and 2018, respectively.

ACCRUED EXPENSES

The Company has retained the services of medical doctors provided through CareClix Network, LLC, an unrelated entity, as part of its telemedicine services. The Company pays CareClix Network LLC on a monthly basis for the services provided during each month. The Company is billed for these services on the 15th day of the month following the month in which the services are provided, and the cost of the services is recorded as a cost of sales. For the month of June 2019, the Company was billed a total of $88,790 for these services by CareClix Network, LLC in, the Company recorded the total amount as a cost of sales for June 2019 and recorded an accrued expense of $88,790.

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

Except as noted below under Convertible Notes, the Company does not have any assets or liabilities measured at fair market value on a recurring basis at June 30, 2019 and December 31, 2018. The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during the three-month periods ended June 30, 2019 and 2018.

CONVERTIBLE NOTES

The Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. The Company closed on a total of $1,680,000 in convertible notes, and the offering has been closed. As issued, the convertible notes bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. The notes mature on October 31, 2019.

Due to the conversion feature of the convertible notes, the Company evaluated the proper accounting and reporting treatment for the favorable conversion feature of the notes. After review of the accounting guidance, the Company concluded that the notes should be reflected as Share Settled Debt at fair value

Each of the convertible notes (the “Notes”) settles by providing the holder with a variable number of the Company’s shares with an aggregate fair value determined by reference to the debt principal outstanding. Because the value that the holder receives at settlement does not vary with the value of the Company’s equity shares, the settlement provision is not considered a conversion option for financial accounting purposes. Rather, these Notes are recognized as share-settled debt at fair value. To illustrate the fact that the debt is settled with a variable number of shares for a fixed dollar amount: If the Company’s stock price is $2.00 at conversion date, the holder will convert at $1.00 (50% of market) per share and receive 1,680,000 shares, valued at $3,360,000. If the Company stock price is $5.00 at conversion date, the holder will convert at $2.50 (50% of market) per share and receive 672,000 shares, valued at the same $3,360,000.

The Convertible Notes total $1,680,000, and settle at a premium of $1,680,000 in common stock. The Company therefore recorded a Premium Liability of $1,680,000 in addition to the $1,680,000 in principal debt amount, with the Premium Liability reported as Other Interest Expense for the three months ended June 30, 2019.

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

The Company and its subsidiaries currently maintain three separate lines of revenue; revenue from sales of product by Clinical and Herbal Innovations; revenues from use of the recently acquired CareClix software by third parties (Software as a Service or SaaS); and revenues from patient consultations through the CareClix telemedicine system. The revenues from these three lines of business are recognized as follows:

Product Sales: Clinical and Herbal Innovations sells its Panoxol™ branded products through third party outlets such as Amazon and through on-line sales through TSYS. Orders are received and payment is collected through the third-party systems and product is shipped on notice to Clinical from the third-party operators. Sales proceeds are transmitted to Clinical from the third-party marketing groups after their fees and charges are collected. Revenue is recognized by Clinical on shipment of the product to the customers. The full sales price is recognized as income and the fees and charges of the third-party selling groups are charged as a cost of sales. Product sales represent revenue from the sale of products and related shipping fees where the Company is the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers. Since all of the sales are on-line sales, collected through third parties, the Company does not invoice customers; rather, product is shipped and matched with the revenue payments received from the third parties. Product sales for the three and six months ended June 30, 2019 totaled $2,969 and $7,320.

SaaS: The CareClix software system is used by certain third-party customers to service their telemedicine clients under written service agreements with CareClix, Inc. Those clients generally pay a co-pay at the time of service, in most cases by credit card, and those co-pay fees are transmitted to CareClix, Inc. through STRIPE, a card processing service, as part of the third-party service agreement. That revenue is recognized as received. On a monthly basis, the balance of the client fees are billed and the invoice is charged to service revenue immediately. The identity of the client, the related performance obligations, the various transaction prices for different levels and frequency of use are all determined by the individual service agreements with each client, and the CareClix software maintains all of the details of the price, performance, frequency and billing under each contract. The co-pay fees are received after the completion of the service provided to the telemedicine client by the CareClix customer and the balance due for those services is billed monthly in arrears by CareClix. SaaS revenues for the three and six months ended June 30, 2019 totaled approximately $132,000 and $132,000.

Telemedicine Revenues: Other customers of CareClix use the CareClix telemedicine platform directly to service their clients or members and the CareClix software maintains the record of the number of consultations and other work performed for the customer’s clients, using the CareClix contracted medical doctors, and CareClix bills the customer monthly for all services provided during the month, in accordance with the written agreement between CareClix and the customer. That revenue is recognized as income at the time it is invoiced since it is for services already rendered during the month of billing. Telemedicine revenues for the three and six months ended June 30, 2019 totaled approximately $308,000 and $308,000.

Approximately 40 percent of the Company revenues for the three and six months ended June 30, 2019 were derived from one customer.

Since the CareClix, Inc. telemedicine operation commenced in mid-April, 2019, the accounts receivable of the subsidiary are less than 75 days old and there do not appear to be any uncollectible accounts as of June 30, 2019, or to the date of this report. Accordingly, no allowance for bad debts has been established and will not be established until the subsidiary has more experience with its receivables collections.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the three-month periods ended June 30, 2019 and 2018 was $0 and $20, respectively.

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

GOING CONCERN

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $402,659 during the year ended December 31, 2018 and had an accumulated deficit of $1,772,492 as of December 31, 2018. The Company incurred additional operating losses of $2,066,910 in the six months ended June 30, 2019.

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

Although the Company successfully raised a total of $1,680,000 in funds from a private offering of convertible debt in April 2019 (See, Convertible Notes), a total of $1,000,000 of that funding was used for the cash payment portion of the consideration for the acquisition of the CareClix software and related assets from KB Medial Systems, LLC and additional funds will be required for operations and expansion of the business of the Company.

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

In early 2019, the Company filed an action in the United States District Court for the District of Maryland against the entity shareholders of record of the Company, alleging that a total of 12,606,500 common shares held in their collective names had been issued improperly and illegally. On May 20, 2019, a default judgment was entered in favor of the Company. On June 21, 2019, the Court entered judgment in favor of the Company cancelling the 12,606,500 common shares as illegally issued and declaring them void. Accordingly, the outstanding number of common shares has been adjusted retroactively by the Company and its transfer agent to reflect that 103,804,390 common shares are, and have been, issued and outstanding

As of June 30, 2019 and December 31, 2018, the Company had 103,804,390 common shares issued and outstanding. As part of the consideration for the acquisition of certain assets of KB Medical Systems, LLC, the Company will issue common stock valued at a total of $900,000 based on the closing market price for the common stock six months after closing of the transaction.

The Company has authorized 50,000,000 shares of $0.001 par value preferred stock. As of June 30, 2019 and December 31, 2018 and to the date of this report, no preferred shares have been issued or are outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 103,804,390 and 103,804,390 during 2018 and at June 30, 2019, respectively. As of June 30, 2019, and since inception, the Company had no dilutive potential common shares; however, in April and May, 2019, the Company issued convertible promissory notes in the total principal amount of $1,680,000, which are convertible after six months into common stock at a discounted price of 50% of the average market price at the time of conversion. (See Convertible Notes).

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

The components of the Company’s deferred tax asset as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Net operating loss carryforward	$826,524	$372,223
Valuation allowance	(826,524)	(372,223)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 21% statutory rate to the income tax recorded is as follows:

	June 30,	December 31,
	2019	2018
Tax at statutory rate (21%)	$434,301	$84,558
Valuation allowance	(434,301)	(84,558)
Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2018 and 2017 and incurred additional losses in the quarter ended June 30, 2019.

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

Mr. Scott also owns the patent utilized by CHII. The patent is licensed to CHII for the production and sale of the proprietary supplement. No patent fees or royalties from use of the patent have been paid or accrued as of June 30, 2019 and no fees are due. The terms of the patent agreement are currently under review and are expected to be modified during the current fiscal year.

Rent and storage fees to Eagles United Financial, a related party by common ownership, for the three-month periods ended June 30, 2019 and 2018 was $25,500 and $25,500, respectively, and for the six months ended June 30, 2019 and 2018 was $51,000 and $51,000, respectively. The balance due to Eagles United Financial was $459,000 and $408,000 as of June 30, 2019 and December 31, 2018, respectively.

The Company has advanced funds from an Equity Line of Credit (LOC) secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through August 2024 with a repayment period through August 2044. Interest is charged at an annual percentage rate of 6.84% as of June 30, 2019. Funds advanced to the Company through the LOC were $200,262 and $200,406 as of June 30, 2019 and December 31, 2018, respectively.

Additional funds advanced by Mr. Scott were $172,976 and $123,156 as of June 30, 2019 and December 31, 2018, respectively.

Officer compensation to Josh Flood, President, for the three months ended June 30, 2019 and 2018 was $30,000 and $30,000, respectively and for the six months ended June 30, 2019 and 2018 was $60,000 and $60,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $540,000 and $480,000 as of June 30, 2019 and December 31, 2018, respectively.

Related party compensation to Avril James, an associate of Mr. Scott, for the three ended June 30, 2019 and 2018 was $24,000 and $24,000, respectively and for the six months ended June 30, 2019 and 2018 was $48,000 and $48,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $432,000 and $384,000 as of June 30, 2019 and December 31,2018, respectively.

An account payable in the amount of $15,750 is due for services provided in 2017 in connection with the development of the Company web site by Josh Flood, current President and a director of the Company. The services were provided, and the invoice received, prior to Mr. Flood’s affiliation with the Company. The payable has been reclassified as a related party payable in the included financial statements

As of June 30, 2019 and December 31, 2018, the Company owed officers and affiliates $1,819,445 and $1,596,062, respectively.

Product sales at market price are made from time to time to affiliates, family members of affiliates and employees of a related sales and marketing Company in small amounts. No discounts or other favorable pricing is provided for these sales and all sales are placed through regular market sales channels.

Note 5.        Subsequent Events

In July 2019, Glendale Securities filed a Form 15c-211 with the Financial Industry Regulatory Association (FINRA) seeking to have the common stock of the Company admitted for trading on the OTC Markets under the existing symbol SOLI. In addition, in July 2019 a separate broker-dealer filed application with OTC Markets to submit an unsolicited bid on the OTC Link Markets for the Company’s common stock, which application was granted.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling $3,839,402. This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have been in continuous operation since 2011 through the production of our wholly-owned subsidiary’s patented nutritional supplement, “Panoxol”.

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

In April, 2019 the Company purchased certain software and related assets from KB Medical Systems, LLC primarily its industry proven, full-spectrum, robust CareClix™ software. The Company estimated the timeframe to develop software would hamper its ability to participate in the projected growth of telemedicine. The Company also estimated the cost of development would be much greater than the $1,900,000 price paid in the asset acquisition. It was very important to the Company to have software that was industry proven in a timely manner in order to reach large clients as they respond to the Medicare expansion coming in 2020. The Company was pleased to purchase the software along with other incidental assets from KB Medical Systems, LLC. The Company formed a new corporation, “CareClix, Inc”. The Company has employed the co-founder of KB Medical Systems, LLC, Dr. John Korangy. Dr. Korangy will take the role of CEO of the newly formed subsidiary. Mr Charles Scott, and Josh Flood are both using their unique skills to rapidly expand the capacity and marketing of the Company. Mr Charles Scott has taken the position of Chief Sales Officer. Using his sales experience and expertise, he has began to develop and expand a new reseller team. The Company plans to expand its areas of focus including, but not limited to US Federal Government, Direct-to-consumer, and Home healthcare. The Company has registered with the US Federal Government and began responding to RFPs. We expect to expand sales in this sector as we increase our working capital. The Company plans to launch a direct-to-consumer offering before year end. The Company is also actively involved in completing its Service Organization Control 2 non-financial reporting audit. Our current business plan will require additional working capital to expand our business operations and staff, which we anticipate will require an additional funding event by the end of the 2019 fiscal year. We also plan on continuing our merger and acquisition effort.

The Bipartisan Budget Act of 2018, signed into law by the President on February 9, 2018, introduced “the most significant changes ever made to Medicare law to use telehealth,” according to Senator Brian Schatz. "Key elements of the bill include: (1) expanding stroke telemedicine coverage; (2) improving access to telehealth-enabled home dialysis oversight; (3) enabling patients to be provided with free at-home telehealth dialysis technology without the provider violating the Civil Monetary Penalties Law; (4) allowing Medicare Advantage (MA) plans to include delivery of telehealth services in a plan’s basic benefits; and (5) giving Accountable Care Organizations (ACOs) the ability to expand the use of telehealth services." https://www.foley.com/en/insights/publications/2018/02/top-5-ways-telehealth-will-change-under-the-new-fe. We anticipate this change in the reimbursement policy will have a dramatic effect on the telemedicine industry. The Company is aggressively pursuing readiness for this incredible opportunity and the acquisition of the CareClix™ software was an initial step in that process.

In April 2019, CMS announced the 2020 Rate Announcement and Final Call Letter that gives Medicare Advantage plans flexibility to offer chronically ill patients a broader range of supplemental telehealth benefits. These changes represent an incredible new opportunity for the Company to increase its business as the industry is projected to grow. “A recent report is projecting that the global telemedicine market will expand from its current $38.3 billion valuation to $130.5 billion by 2025.” https://www.mobihealthnews.com/content/report-global-telemedicine-market-will-hit-130b-2025

We cannot give any assurances that we will be able to raise additional funds for our budget as proposed. Further, we believe we need to raise additional funds to support our proposed growth budget. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

Our plan of operations is as follows:

MILESTONES

3rd Quarter 2019	Recruit and train reseller team. Expand online branding and advertising. Hire key staff. Improve sales and support infrastructure for CareClix, Inc.

4th Quarter 2019	Launch Direct-to-Customer offering. Increasing Billing Capacity. CareClix sales activity within target verticals. Replenish CHII line of credit.

1st Quarter 2020	Expand target areas for CareClix. Relaunch “Panoxol” brand. Aggressively expand marketing to Medicare partnered clients.

2nd Quarter 2020	Increase staff, Increase advertising and product sales,

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenue

We recognized net revenue of $438,842 and $6,599 during the three-month periods ended June 30, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement in the three months ended June 30, 2018 and from both supplements sales and telemedicine for the three months ended June 30, 2019. The increase in revenue is attributable to the acquisition of the CareClix™ software and start-up of the new business of CareClix, Inc. in April 2019.

Cost of Revenue

We recognized cost of revenues of $286,012 and $2,466 during the three-month periods ended June 30, 2019 and 2018, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the Internet for nutrition supplement sales and fees to an unrelated medical professional corporation for providing medical doctors for telemedicine consulting services.

Gross Profit / (Loss)

Gross profit was $152,830 and $4,133 for the three-month periods ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

During the three-month period ended June 30, 2019, we incurred $126,790 in general and administrative expenses compared to $1,695 in the three-month period ended June 30, 2018, an increase of $125,095. During the three-month period ended June 30, 2019, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $26,250 in professional fees, $7,928 in other general and administrative expenses and $46,053 in depreciation and amortization. We also incurred payroll expenses of $107,155, and consulting expenses for marketing, compliance and financial services of $74,845. The increase in expenses was attributable to the salaries and consulting fees paid by the CareClix, Inc. subsidiary after the acquisition of the CareClix™ software and start-up of the new business of CareClix, Inc. in April 2019.

By comparison, during the three-month period ended June 30, 2018, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $31,846 in professional fees, $1,078 in other general and administrative expenses, and $788 in amortization. The increase in professional fees was due to the Company compliance with filing requirements of the SEC, filing of a Form 10 registration statement and undertaking audits of the Company financial statements in the latter half of 2018 and during the three-month period ended March 31, 2019.

Operating Loss

During the three-month period ended June 30, 2019, we incurred an operating loss of $237,700 compared to an operating loss of $84,907 in the three-month period ended June 30, 2018, an increase of $152,793, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest expense was $24,847 and $2,981 for the three-month periods ended June 30, 2019 and 2018, respectively. The increase resulted primarily from the issuance of $1,680,000 in convertible notes in April 2019, with interest accruing at 6 percent annually.

Net Loss

During the three-month period ended June 30, 2019, we incurred a net loss of $1,940,207 compared to a net loss of $89,735 in the three-month period ended June 30, 2018, an increase of $1,851,659, due to the factors discussed above and to the accounting charge of $1,680,000 to interest as a result of the premium on the issuance of convertible notes..

Provision for Income Tax

No provision for income taxes was recorded in either of the three-month periods ended June 30, 2019 or 2018, as we have incurred taxable losses in both periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenue

We recognized net revenue of $443,193 and $11,517 during the six-month periods ended June 30, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement in the six months ended June 30, 2018 and from both supplements sales and telemedicine for the six months ended June 30, 2019. The increase in revenue is attributable to the acquisition of the CareClix™ software and start-up of the new business of CareClix, Inc. in April 2019.

Cost of Revenue

We recognized cost of revenues of $288,563 and $4,450 during the six-month periods ended June 30, 2019 and 2018, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the Internet for nutrition supplement sales and fees to an unrelated medical professional corporation for providing medical doctors for telemedicine consulting services.

Gross Profit / (Loss)

Gross profit was $154,630 and $7,067 for the six month periods ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

During the six month period ended June 30, 2019, we incurred $135,496 in general and administrative expenses compared to $3,561 in the six month period ended June 30, 2018, an increase of $131,935. During the six month period ended June 30, 2019, we incurred $60,000 in officer compensation, $51,000 in rent and management fees to a related party, $48,000 for services provided by a related party, $47,150 in professional fees, and $48,220 in depreciation and amortization expenses. We also incurred payroll expenses of $107,155, and consulting expenses for marketing, compliance and financial services of $114,842. The increase in expenses was attributable to the salaries and consulting fees paid by the CareClix, Inc. subsidiary after the acquisition of the CareClix™ software and start-up of the new business of CareClix, Inc. in April 2019.

By comparison, during the six month period ended June 30, 2018, we incurred $60,000 in officer compensation, $51,000 in rent and management fees to a related party, $48,000 for services provided by a related party, $69,749 in professional fees, $1,078 in other general and administrative expenses, and $1,5758 in amortization. The increase in professional fees was due to the Company compliance with filing requirements of the SEC, filing of a Form 10 registration statement and undertaking audits of the Company financial statements in the latter half of 2018 and during the three month period ended March 31, 2019.

Operating Loss

During the six month period ended June 30, 2019, we incurred an operating loss of $361,013 compared to an operating loss of $177,243 in the six month period ended June 30, 2018, an increase of $183,770, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest expense was $28,237 and $5,766 for the six month periods ended June 30, 2019 and 2018, respectively. The increase resulted primarily from the issuance of $1,680,000 in convertible notes in April 2019, with interest accruing at 6 percent annually.

Net Loss

During the six month period ended June 30, 2019, we incurred a net loss of $2,066,910 compared to a net loss of $183,009 in the six month period ended June 30, 2018, an increase of $1,883,901 due to the factors discussed above and to the accounting charge of $1,680,000 to interest as a result of the premium on the issuance of convertible notes.

Provision for Income Tax

No provision for income taxes was recorded in either of the three-month periods ended June 30, 2019 or 2018, as we have incurred taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $385,211 and $5,939 as of June 30, 2019 and 2018, respectively. Other assets consisted of inventory, furniture, fixtures and equipment, the CareClix™ software, patent pending and CareClix™ domain and trademarks, and an intangible asset (website) that is being amortized.

Liabilities consisted of accounts payable of $9,490, accrued expenses of $88,790 for contracted medical services incurred in June 2019, accrued expenses to related parties of $1,447,250, and loans from an officer of the Company of $372,195. Most of the accrued expenses are officers’ and related party salaries and accrued rent and management fees for our offices.

We have financed operations partially through loans from an officer of the Company. We also raised $1,680,000 in funds from sale of convertible notes in April and May 2019. We are currently seeking to expand the sales of our supplement and possibly other products and to expand our recently initiated telemedicine business. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur until we are able to expand operations or merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, as current income is not able to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the three-month periods ended June 30, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Use of Cash:

	6 Months Ended June 30, 2019	6 Months Ended June 30, 2018

Net Cash Used in Operating Activities	$(345,985)	$(19,488)
Net Cash Provided (Used In) by Investing Activities	(1,000,000)	—
Net Cash Provided by Financing Activities	1,729,820	18,089
Net Movement in Cash and Cash Equivalents	$385,835	$(1,399)

Operating Activities

During the six month period ended June 30, 2019, we incurred a net loss of $2,066,910. This was offset by an increase in related party accruals of $174,750, depreciation and amortization of $46,053, decrease in inventory of $2,936, increase in accounts receivable of $280,151, decrease in accounts payable of $12,980, increase of accrued expenses of $88,790, increase in accrued interest of $21,527, and depreciation/amortization of $46,053. By comparison, during the six-month period ended June 30, 2018, we incurred a net loss of $183,009 offset by an increase in related party accruals of $159,000, decrease in inventory of $2,946, and amortization of $1,575.

Investing Activities

During the six month periods ended June 30, 2019, we incurred $1,000,000 in investment costs relating to the acquisition of the CareClix™ software assets. We neither generated nor used funds in investing activities during the six month period ended June 30, 2018.

Financing Activities

During the six month period ended June 30, 2019, we received $1,680,000 in proceeds of the sale of convertible promissory notes, and received $49,820 in loan proceeds from a related party. By comparison during the six month period ended June 30, 2018, we received $18,089 in loans and advances from our controlling shareholder.

Commitments and Contingent Liabilities

We issued a total of $1,680,000 in convertible promissory notes due October 31, 2019. The holder of each note has the election after six months to convert the principal and accrued interest into common stock at a discount of 50 percent of the market price at the date of that election. A conversion premium of $1,680,000 has been recorded for the conversion. In addition, the Company is required to issue a total of $900,000 in value of common stock as the balance of the consideration due for the acquisition of the CareClix™ software assets. The shares to be issued will be valued at the five-day trailing market close price at the date of the issuance. We have no other commitments or contingencies. Our office space and management fees are with a related party and on a month-to-month basis pursuant to a one year sublease agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

We will be dependent on several key members of our management and operations teams for the foreseeable future. In particular, we are dependent on Charles O. Scott as our CEO and Joshua Flood as our President and Chief Financial Officer, as well as Dr. John Korangy, MD as President of our CareClix, Inc. subsidiary. The loss of the services of any executive could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any of these individuals, though it is contemplated that the Company may enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or officers.

WE WILL INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY AND TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $125,000-$150,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public Company which will negatively affect our business operations.

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

As of June 30, 2019, we had an accumulated deficit of $3,839,402.

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

WE MAY BE SUBJECT TO LITIGATION IN THE FUTURE WHICH COULD IMPACT THE FINANCIAL HEALTH OF THE COMPANY.

Currently there are no legal proceedings threatened against our Company. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

WE SELL OUR PRODUCTS AND SERVICES IN HIGHLY COMPETITIVE MARKETS, WHICH RESULTS IN PRESSURE ON OUR PROFIT MARGINS AND LIMITS OUR ABILITY TO MAINTAIN OR INCREASE THE MARKET SHARE OF OUR SERVICES.

The nutritional supplement industry is subject to significant competition and pricing pressures. The telemedicine market is a relatively new and rapidly growing market with many competitors. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement companies. It is possible that one or more of our competitors could develop a significant advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in raw materials and shifts in customer preferences away from supplement products could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

We believe we are highly dependent upon positive consumer perceptions of the quality of our products and services as well as similar products and services distributed by other supplement companies or telemedicine providers. Consumer perception of nutritional supplement products can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety or quality of our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported.

DEPENDENCE UPON TRADEMARKS AND PROPRIETARY RIGHTS, FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights to the CareClix™ software. We have trademark registrations covering our brands and products, and expect to continue to file, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to or licensed by us. In addition, we face additional risks related to the potential failure to protect the intellectual property rights covered by our license to market Panoxol and the risk of patent infringement claims being filed against us due to our license to market Panoxol.

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

DAMAGE TO OUR REPUTATION.

Maintaining a good reputation is critical to selling our branded products and telemedicine services. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•	a perceived failure to address concerns relating to the quality, safety or integrity of our products and services;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•	effects that are perceived as insufficient to promote the responsible use of our products.

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
17

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

OUR STOCKHOLDERS MAY SUFFER DILUTION DUE TO ISSUANCES OF SECURITIES IN CONVERSION OF OUTSTANDING PROMISSORY NOTES

In April and May, 2019, we issued $1,680,000 in face amount convertible promissory notes, which may be converted after six months, at the election of the holder, into our common stock at a 50 percent discount to market. Any conversions under these notes will result in dilution to our current shareholders by the issuance of discounted common stock.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SECURITIES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to Solei Systems, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions. The current pending private offering of up to $3,000,000 in principal amount of convertible notes will, if issued, also result in substantial potential dilution in our common stock, as the terms of conversion contained in the convertible notes allows a holder to elect to convert all or part of the principal amount of each note, plus interest accrued at 6 percent per annum, to be converted into common stock at any time after an initial six month holding period and thereafter up to maturity, at a conversion price equal to of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date of any such election. As of the date of this Report, we have closed on the sale of $1,680,000 in principal amount of the convertible notes, which were issued in April and May 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the Quarter ended June 30, 2019, except for the private offer and sale of $1,680,000 in face amount convertible promissory notes.

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

SOLEI SYSTEMS, INC.
(Registrant)

Dated: September 12, 2019	By:	/s/ Charles O. Scott
Charles O. Scott
(Chief Executive Officer, Principal Executive
Officer)

Dated: September 12, 2019	By:	/s/ Joshua Flood
Joshua Flood
(Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

