Form 10-Q
period 2019-09-30
SOLEI SYSTEMS, INC.
filed 2019-11-25
CIK 1750384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 21, 2019, there were 115,002,819 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

SOLEI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$135,927	$2,563
Accounts Receivable	239,661	—
Inventory	36,749	41,770
	412,337	44,333

Fixed Assets (net of accumulated depreciation)	72,533	8,400

Other Assets
Intangible assets (net of accumulated amortization)	1,736,454	—

TOTAL ASSETS	$2,221,324	$52,733

LIABILITIES AND SHAREHOLDER EQUITY
Liabilities

Accounts Payable	67,954	6,720
Accrued expenses	91,815	—
Accrued interest	67,112	—
Convertible notes	1,680,000	—
Note premium	1,680,000	—
Related party payables	1,526,750	1,288,250
Related party loans	372,195	323,563
Stock issuable as compensation	25,000	—
Stock issuable for acquisition	900,000	—

TOTAL CURRENT LIABILITIES	6,410,826	1,618,533
Shareholder Equity

Capital Stock- Common stock, 300,000,000
$0.001 par authorized, 103,804,390 issued and	103,804	103,804
outstanding at September 30, 2019 and December 31, 2018
Retained Earnings	(4,396,194)	(1,772,492)
Paid in Capital	102,888	102,888
TOTAL SHAREHOLDER DEFICIT	(4,189,502)	(1,565,800)

TOTAL LIABILITIES AND SHAREHOLDER DEFICIT	$2,221,324	$52,733

See accompanying notes to unaudited financial statements

SOLEI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Revenues, net of returns	$531,836	$4,491	$975,030	$16,008

Cost of Sales	349,386	2,111	637,950	6,561
Gross Profit	182,450	2,380	337,080	9,447

General, Selling and Administrative Expenses
Officer salaries	30,000	30,000	90,000	90,000
Rent and management fees	25,500	25,500	76,500	76,500
Payroll expense	107,709	—	214,864	—
Consulting expense	95,053	—	209,895	—
Professional fees	51,075	47,948	98,225	117,697
General and administrative expenses	381,019	1,459	516,515	5,020
Total Operating Expenses	690,356	104,907	1,205,999	289,217

Net operating loss	(507,906)	(102,527)	(868,919)	(279,770)

Non-operating income and expense
Other income
Interest income	134	—	2,474	—
Other expense
Interest Expense	49,020	3,140	1,757,257	8,906
Net Other Income (Loss)	(48,886)	(3,140)	(1,754,783)	(8,906)

Net loss	$(556,792)	$(105,667)	$(2,623,702)	$(288,676)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Average number of shares of common stock
issued and outstanding	103,804,390	103,804,390	103,804,390	103,804,390

See accompanying notes to unaudited financial statements

SOLEI SYSTEMS, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2015	95,103,390	$95,103	$116,589	$(617,205)	$(405,513)
Net loss, December 31, 2016	—	—	—	(385,789)	(385,789)
Balance, December 31, 2016	95,103,390	95,103	116,589	(1,002,994)	(791,302)

Payment for former company treasury stock and cancellation prior to reorganization	(50,000)	(50))	(4,950)	—	(5,000)
Reorganization	8,751,000	8,751	(8,751)	—	—
Net loss, December 31, 2017	—	—	—	(366,839)	(366,839)
Balance, December 31, 2017	103,804,390	$103,804	$102,888	$(1,369,833)	$(1,163,141)

Net Loss, December 31, 2018	—	—	—	(402,659)	(402,659)
Balance, December 31, 2018	103,804,390	103,804	102,888	(1,772,492)	(1,565,800)

Net Loss, September 30, 2019	—	—	—	(2,623,702)	(2,623,702)
Balance, September 30, 2019	103,804,390	$103,804	$102,888	$(4,396,194)	(4,189,502)

See accompanying notes to unaudited financial statements

Solei Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,623,702)	$(288,676)
Adjustments to reconcile net (loss) to cash used in
operating activities:
Premium on convertible notes	1,680,000	—
Depreciation and amortization	99,413	2,363
Changes in assets and liabilities		—
Decrease in inventory	5,021	4,510
Increase in related party accruals	238,500	238,500
(Increase) in accounts receivable	(239,661)	—
Increase in accounts payable	61,234	—
Increase in stock compensation	25,000	—
Increase in accrued expense	91,815	—
Increase in accrued interest	67,112	—

Net cash used in operating activities	$(595,268)	$(43,303)

Cash flows from investing activities
Acquisition of CareClix assets	(1,000,000)	—

Net cash used in investing activities	$(1,000,000)	$—

Cash flows from financing activities
Proceeds from related party	48,632	53,130
Sale of convertible notes	1,680,000	—
Net cash provided by financing activities	1,728,632	53,130

Cash used in operating activities	$133,364	$9,827
Cash at beginning of period	2,563	7,338
Cash at end of period	$135,927	$17,165

Supplemental Information
Interest Paid	$10,145	$8,906
Income Taxes Paid	$—	$—

See accompanying notes to unaudited financial statements

SOLEI SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2019

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

The Company is a holding company which had a wholly owned subsidiary, CHII, for the year to date ended September 30, 2019 and a second wholly owned subsidiary, CareClix, Inc. commencing April 12, 2019. CHII is a supplement development company with a proprietary product that is distributed primarily through the Internet. The majority shareholder of the Company licenses the product to CHII. CareClix, Inc. is a Virginia corporation formed by the Company in April 2019 to receive proprietary and patent pending telemedicine operating software acquired by the Company.

In April 2019, the Company acquired the proprietary CareClix® operating software, and pending patent for that software, the domain name and trademark for the software and certain related incidental tangible assets of KB Medical Systems, LLC, an unrelated company and the developer of the CareClix® operating systems for telemedicine providers. Under the terms of the acquisition agreement, the Company formed a new, wholly owned subsidiary CareClix, Inc., to acquire the CareClix® operating software and pending patent and commenced a new operating business with the assets following the acquisition. The Company did not acquire cash, accounts receivables, or any other assets, any liabilities of KB Medical, and no customer lists, although certain customers of KB Medical continued working with the Company after the acquisition because they were already using the CareClix® operating software acquired by the Company. One of the two founders of KB Medical, Dr. John Korangy, and one other employee of KB Medical also joined the Company. The Company relocated the acquired assets to its location in Virginia. Although undertaken as an asset acquisition, in the accompanying financial statements the acquisition has been treated as a business combination under ASC 805. See, Business Combination.

Following the closing of the acquisition of the CareClix® software and related assets, Dr. John Korangy was appointed as a member of the Board of Directors of the Company and as CEO of the CareClix, Inc. subsidiary.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS FOR CONSOLIDATION

The financial statements of the Company, including the consolidated Balance Sheets for the periods ended September 30, 2019 and December 31, 2018 and the Statements of Operations, Statements of Shareholders’ Deficits and Statements of Cash Flows for the three and nine month periods ended September 30, 2019 and 2018, were prepared on a consolidated basis with the wholly-owned subsidiaries, Clinical and Herbal Innovations, Inc. and CareClix, Inc. and all intercompany activities were eliminated in the consolidation. During the period ended September 30, 2019, any intercompany activities and the equity of the subsidiaries was eliminated in the consolidation. The financial statements included in this Report should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended December 31, 2018 as reported in the Form 10-K filed by the Company for that period.

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

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with maturity of three months or less cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

INVENTORY

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consists of finished goods supplements in 90 count and 120 count bottles. Inventory is also supplied to testing facilities to verify the potency and composition of the supplements. The Company continues to closely monitor its inventory balances and to assess for obsolescence. There was no obsolescence considered necessary at September 30, 2019 and 2018, respectively.

Inventory as of September 30, 2019 and December 31, 2018 was $36,749 and $41,770, respectively.

BUSINESS COMBINATION

In April, 2019, the Company completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated Company for a total consideration of $1,900,000, of which $1,000,000 was paid in cash at closing and the balance of which will be paid in the Fourth Quarter in shares of unregistered common stock of the Company valued at $900,000, based on the five day trailing average closing market price of the common stock on the date which is six months after closing. KB Medical Systems, LLC remained in existence after closing and will continue its separate business operations at its original offices in Washington, DC. The assets acquired did not include a majority of the assets of KB Medical as reported on its closing date balance sheet and were acquired free of any and all liabilities of KB Medical Systems, LLC. The primary asset acquired was the CareClix® software, the CareClix® trademark and domain name and the patent pending on the CareClix® software, which are all interrelated and considered by management in essence as a single asset; the remaining assets acquired were incidental to the principal purchase.

Following the acquisition, which was legally structured as an asset acquisition, the acquired assets were contributed by the Company to a newly formed Virginia subsidiary corporation, CareClix, Inc., incorporated for that purpose. CareClix, Inc. commenced new operations at the offices of the Company in Virginia with new marketing, management and finance staff, and one of the two founders and only one other former employee of KB Medical Systems, Inc. have been employed by CareClix, Inc.

Based on the terms of the acquisition, the Company evaluated the proper accounting treatment for this acquisition to determine if the acquisition should be treated for accounting purposes as an acquisition of assets, or as a business combination. under ASC 805. The Company has concluded initially that, since some, but not all, of the customers of KB Medical Systems became customers of the Company, due to the fact that they were already using the CareClix® Software acquired by the Company, and to the accounting guidance that indicates that separate intangible assets acquired in an acquisition transaction are to be treated as separate assets and not a single asset, ASC 805 would require the transaction to be reported as a business combination. ASC 805 mandates the evaluation of the inputs and outputs of each separate asset acquired with an allocation of the total purchase price to all assets acquired, including good will or going concern value. In this evaluation, the Company has concluded that the patent pending, trademark and domain name have minimal value as separate assets apart from the software, and that any good will value is minimal apart from the software itself. Accordingly, the Company has reported the acquisition as business combination initially, subject to further review and possibly seeking advice from the SEC accounting staff. and has allocated the total purchase price based on the respective fair values or replacement values of the various assets. The allocations are based on management’s best estimate of values based on replacement values, but the Company reserves the right to re-evaluate the assets and allocation over the next 12 months, as permitted in ASC 805:

CareClix Software	$1,500,000
Computer Equipment	$50,000
Furniture and equipment	$3,000
Medical Equipment	$27,000
Patent application and rights thereto	$50,000
CareClix domain name (CareClix.com)	$100,000
CareClix trademark and trade name	$120,000
Goodwill	$50,000
Total Assets acquired	$1,900,000

The Company has not filed audited financial statements for KB Medical Systems, LLC due to the uncertainty over the proper reporting of the transaction and due to the lack of access to financial records of KB Medical Systems, LLC, which continued after closing as an independent, unrelated entity.

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

Depreciation and amortization for the nine-month periods ended September 30, 2019 and 2018 were $99,413 and $2,363, respectively.

LEASE ACCOUNTING

The Company currently subleases space in a commercial property leased by an affiliate of the principal shareholder of the Company and the Company Chairman. The occupancy is approximately 51 percent of the total leasehold space, and the Company sublease payment is 51 percent of the total lease due under the main lease. The sublease had been on a month- to-month basis; however, the Company entered into a one year short-term lease for the property, with no option for renewal or purchase, effective January 1, 2019 in order to clarify the lease accounting under Accounting Standards Codification 842, Leases, issued by the Financial Accounting Standards Board. As a month-to-month, short-term operating lease with no variable lease payments or purchase or renewal option, the Company is electing not to create a Right of Use Balance Sheet Asset for the lease, and no Lease Liability Balance Sheet entry and instead will report the short-term lease payments monthly as accrued, as lease expense. As the Company needs become clear over the fiscal year and if the Company determines that it would like to remain in the current premises thereafter or instead to lease other premises, the Company then will attempt to negotiate a longer term commercial lease at that time, and thereafter will account for any such lease in accordance with ASC 842.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were $1,736 and $20 for the three-month periods ended September 30, 2019 and 2018, respectively.

ACCRUED EXPENSES

The Company has retained the services of medical doctors provided through CareClix Network, LLC, an unrelated entity, as part of its telemedicine services. The Company pays CareClix Network LLC on a monthly basis for the services provided during each month. The Company is billed for these services on the 15th day of the month following the month in which the services are provided, and the cost of the services is recorded as a cost of sales. For the month of September 2019, the Company was billed a total of $91,815 for these services by CareClix Network, LLC in October 2019, and the Company recorded the total amount as a cost of sales for September 2019 and recorded accrued expense of $91,815.

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

Except as noted below under Convertible Notes, the Company does not have any assets or liabilities measured at fair market value on a recurring basis at September 30, 2019 and December 31, 2018. The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during the three-month periods ended September 30, 2019 and 2018.

CONVERTIBLE NOTES

The Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. The Company closed on a total of $1,680,000 in convertible notes, and the offering has been closed. As issued, the convertible notes bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. The notes mature one year after issue.

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

The Convertible Notes total $1,680,000 and settle at a premium of $1,680,000 in common stock. The Company therefore recorded a Premium Liability of $1,680,000 in addition to the $1,680,000 in principal debt amount, with the Premium Liability reported as Other Interest Expense for the three months ended June 30, 2019. The notes bear interests at 6 percent per annum and any accrued interest may also be converted into common stock, at the election of the holder, and at the same premium. No premium interest has been accrued on the potential interest conversion, but will be accrued as additional expense as and when each note is converted and the election is made to convert the interest as well.

None of the notes were convertible, or converted, during the quarter ended September 30, 2019; however, a number of the notes have been converted into common stock subsequent to September 30. See, Subsequent Events.

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

Product Sales: Clinical and Herbal Innovations sells its Panoxol™ branded products through third party outlets such as Amazon and through on-line sales through TSYS. Orders are received and payment is collected through the third-party systems and product is shipped on notice to Clinical from the third-party operators. Sales proceeds are transmitted to Clinical from the third-party marketing groups after their fees and charges are collected. Revenue is recognized by Clinical on shipment of the product to the customers. The full sales price is recognized as income and the fees and charges of the third-party selling groups are charged as a cost of sales. Product sales represent revenue from the sale of products and related shipping fees where the Company is the seller of record. Product sales and shipping revenues are recorded when the products are shipped, and title passes to customers. Since all of the sales are on-line sales, collected through third parties, the Company does not invoice customers; rather, product is shipped and matched with the revenue payments received from the third parties. Total product sales for the three and nine months ended September 30,2019 was $3,861 and $11,191, respectively.

SaaS: The CareClix software system is used by certain third-party customers to service their telemedicine clients under written service agreements with CareClix, Inc. Those clients generally pay a co-pay at the time of service, in most cases by credit card, and those co-pay fees are transmitted to CareClix, Inc. through STRIPE, a card processing service, as part of the third-party service agreement. That revenue is recognized as received. On a monthly basis, the balance of the client fees is billed, and the invoice is charged to service revenue immediately. The identity of the client, the related performance obligations, the various transaction prices for different levels and frequency of use are all determined by the individual service agreements with each client, and the CareClix software maintains all of the details of the price, performance, frequency and billing under each contract. The co-pay fees are received after the completion of the service provided to the telemedicine client by the CareClix customer and the balance due for those services is billed monthly in arrears by CareClix. Total revenues from SaaS for the three and nine months ended September 30,2019 was $216,470 and $394,797, respectively.

Telemedicine Revenues: Other customers of CareClix use the CareClix telemedicine platform directly to service their clients or members and the CareClix software maintains the record of the number of consultations and other work performed for the customer’s clients, using the CareClix contracted medical doctors, and CareClix bills the customer monthly for all services provided during the month, in accordance with the written agreement between CareClix and the customer. That revenue is recognized as income at the time it is invoiced since it is for services already rendered during the month of billing. Total telemedicine for the three and nine months ended September 30,2019 was $311,506 and $568,122, respectively.

Approximately 58 percent of the Company revenues for the nine months ended September 30, 2019 were derived from three customers, in the amounts of 34, 12 and 12 percent.

Since the CareClix, Inc. telemedicine operation commenced in mid-April, 2019, the accounts receivable of the subsidiary are less than 100 days old and there do not appear to be any uncollectible accounts as of September 30, 2019. Accordingly, no allowance for bad debts has been established and will not be established until the subsidiary has more experience with its receivables collections. A detailed analysis of all accounts receivable will be undertaken at the end of the fiscal year.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the three-month periods ended September 30, 2019 and 2018 was $575 and $20, respectively.

DEVELOPMENT COSTS

CareClix, Inc. engages in regular and continuing development and refining of its proprietary CareClix™ operating software. All of the related development costs are expensed as incurred and are not capitalized in generally accepted accounting rules. For the three and nine month periods ended September 30, 2019, CareClix incurred approximately $63,000 and $80,000 in development costs.

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

GOING CONCERN

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $402,659 during the year ended December 31, 2018 and had an accumulated deficit of $1,772,492 as of December 31, 2018. The Company incurred additional losses of $2,623,702 in the nine months ended September 30, 2019.

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

The Company has commenced a second private offering of convertible debt in October 2019 for up to $1,000,000 in additional working capital funds. There have been no sales of any notes under this new offering as of the date of this report.

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

In early 2019, the Company filed an action in the United States District Court for the District of Maryland against the entity shareholders of record of the Company, alleging that a total of 12,606,500 common shares held in their collective names had been issued improperly and illegally. On May 20, 2019, a default judgment was entered in favor of the Company. On September 21, 2019, the Court entered final judgment in favor of the Company cancelling the 12,606,500 common shares as illegally issued and declaring them void. Accordingly, the outstanding number of common shares has been adjusted retroactively by the Company and its transfer agent to reflect that 103,804,390 common shares are, and have been, issued and outstanding. The accompanying financial statements have been prepared on the basis of the revised number of common shares outstanding.

At September 30, 2019 and December 31, 2018, the Company had 103,804,390 common shares issued and outstanding. As part of the consideration for the acquisition of certain assets of KB Medical Systems, LLC, the Company will issue common stock valued at a total of $900,000 based on the closing market price for the common stock six months after closing of the transaction, or in October, 2019. See, Subsequent Events.

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

In April 2019, the Company entered into a marketing agreement with a marketing expert to assist in the growth of the Company. Included in the total compensation for the marketing, the Company has agreed to issue $5,000 in dollar value of stock for each month of the five-month term of the agreement. A total of $25,000 has been accrued as stock compensation issuable, but no stock has yet been issued.

The Company has authorized 50,000,000 shares of $0.001 par value preferred stock. As of September 30, 2019, and December 31, 2018 and to the date of this report, no preferred shares have been issued or are outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 103,804,390 and 103,804,390 during 2018 and at September 30, 2019, respectively. As of September 30, 2019, and since inception, the Company had no dilutive potential common shares; however, in April and May, 2019, the Company issued convertible promissory notes in the total principal amount of $1,680,000, which are convertible after nine months into common stock at a discounted price of 50% of the average market price at the time of conversion. (See Convertible Notes).

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

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not a tax asset cannot be realized through future income the Company must allow for future tax benefits. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not, we will not earn income sufficient to realize deferred tax assets during the carryforward period.

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

The components of the Company’s deferred tax asset as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Net operating loss carryforward	$1,397,904	$372,223
Valuation allowance	(1,397,904)	(372,223)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 21% statutory rate to the income tax recorded is as follows:

	September 30,	December 31,
	2019	2018
Tax at statutory rate (21%)	$293,560	$84,558
Valuation allowance	(293,560)	(84,558)
Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2018 and 2017 and incurred additional losses in the quarter ended September 30, 2019.

The net federal operating loss carry forward of $1,772,492 at December 31, 2018 will expire between 2032 and 2038. This carry forward may be limited or eliminated as a result of the acquisition of Clinical and Herbal Innovations, Inc. by the Company in October 2017 under IRC Section 381.

Note 4.        Related party Transactions

Charles Scott, Chief Executive Officer and majority shareholder of the Company, has advanced funds to the Company and has accrued rent and management fees for office and storage space and services provided to the Company through Eagles United Financial, an affiliate of Mr. Scott. There is no note and the amounts are unsecured, and repayable on demand. Effective January 1, 2019, the Company entered into a 12-month, non-renewable month-to-month sublease for the commercial office space and storage space with Eagle United Financial. There is no option to renew the leaseterm and no option to purchase the leased property. The Company has elected to treat the lease as a short-term lease under ASC 842.

The Company sublease payment is equal to approximately 51 percent of the total main lease payment, representing the portion of the total leased space used by the Company.

Mr. Scott also owns the patent utilized by CHII. The patent is licensed to CHII for the production and sale of the proprietary supplement. No patent fees or royalties from use of the patent have been paid or accrued as of September 30, 2019 and no fees are due. The terms of the patent agreement are currently under review and are expected to be modified during the current fiscal year.

Rent and storage fees to Eagles United Financial, a related party by common ownership, for the three-month periods ended September 30, 2019 and 2018 was $25,500 and $25,500, respectively, and for the nine months ended September 30, 2019 and 2018 was $76,500 and $76,500, respectively. The balance due to Eagles United Financial was $484,500 and $408,000 as of September 30, 2019 and December 31, 2018, respectively.

The Company has advanced funds from an Equity Line of Credit (LOC) secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through August 2024 with a repayment period through August 2044. Interest is charged at an annual percentage rate of 6.84% as of September 30, 2019. Funds advanced to the Company through the LOC were $200,262 and $200,406 as of September 30, 2019 and December 31, 2018, respectively.

Additional funds advanced by Mr. Scott were $172,976 and $123,156 as of September 30, 2019 and December 31, 2018, respectively.

Officer compensation to Josh Flood, President, for the three months ended September 30, 2019 and 2018 was $30,000 and $30,000, respectively and for the nine months ended September 30, 2019 and 2018 was $90,000 and $90,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $570,000 and $480,000 as of September 30, 2019 and December 31, 2018, respectively.

Related party compensation to Avril James, an associate of Mr. Scott, for the three months ended September 30, 2019 and 2018 was $24,000 and $24,000, respectively and for the nine months ended September 30, 2019 and 2018 was $72,000 and $72,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $456,000 and $384,000 as of September 30, 2019 and December 31,2018, respectively.

An account payable in the amount of $15,750 is due for services provided in 2017 in connection with the development of the Company web site by Josh Flood, current President and a director of the Company. The services were provided, and the invoice received, prior to Mr. Flood’s affiliation with the Company. The payable has been reclassified as a related party payable in the included financial statements

As of September 30, 2019, and December 31, 2018, the Company owed officers and affiliates $1,898,945 and $1,596,062, respectively.

Product sales at market price are made from time to time to affiliates, family members of affiliates and employees of a related sales and marketing Company in small amounts. No discounts or other favorable pricing is provided for these sales and all sales are placed through regular market sales channels.

Note 5.        Subsequent Events

Conversions of Notes: Commencing October 1, 2019 (the first permitted conversion date for the convertible notes issued during the second and third quarters of 2019) through November 19, 2019, the holders of a total of $770,000 in total principal value of convertible notes plus accrued interest, elected to convert into common stock of the Company. As a result of the conversion elections, a total of 5,957,002 common shares have been issued based on an average conversion price of $0.129 per share.

New Note Offering: The Company commended a new convertible note offering in October 2019. If issued, the convertible notes will bear interest at 10 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 80 percent of the closing price of the stock at the time of a conversion election.

No conversions are permitted during the first 6 months after issue. The notes will mature one year after issue.

Each of the convertible notes, if and when issued, will settle by providing the holder with a variable number of the Company’s shares with an aggregate fair value determined by reference to the debt principal outstanding. Because the value that the holder receives at settlement does not vary with the value of the Company’s equity shares, the settlement provision will not be considered a conversion option for financial accounting purposes; rather, these notes will be recognized as share-settled debt at fair value.

Employment Agreement: On October 15, 2019, CareClix, Inc. entered into an employment agreement with Dr. John Korangy, one of the developers of the CareClix software and President of CareClix. The agreement provides that Dr. Korangy will receive a total of $250,000 in Base Salary for the first two years of the contract period, with the compensation for the first year payable in common stock of Solei in value of Solei common stock. The stock to be issued will be issuable on the normal payroll payment dates for all other employees of CareClix, and shall be issued quarterly at the average trading price of the last five days of the quarter, with the number of shares being reduced to cover the cost of any required payroll taxes payable on the compensation. In addition, a stock award of 24,534,188 common shares of Solei will be issued within 30 days after the effective date of the agreement, vesting as follows: six million five hundred thirty four thousand one hundred eighty eight (6,534,188) shares of Solei common stock shall vest as of the Date of Execution without regard as to Executive's continued employment with the Company. An additional six million (6,000,000) shares of Solei common stock shall vest upon the Company's trailing 12-month gross revenue reaching Fifty Million Dollars ($50,000,000). An additional six million (6,000,000) shares of Solei common stock shall vest upon the Company's trailing 12-month gross revenue reaching One Hundred Million Dollars ($100,000,000). An additional six million (6,000,000) shares of Solei common stock shall vest upon the Company's trailing l2-month gross revenue reaching Two Hundred Million Dollars ($200,000,000). Notwithstanding the foregoing, any unvested portion of the Stock Award shall vest no later than April 16, 2021, without regard as to Executive's continued employment with the Company and without regard to the Company's achievement of gross revenue in excess of the above-referenced thresholds.

In addition to the Annual Base Salary, Dr. Korangy shall be entitled to receive a “Target Bonus" based upon the Company's trailing l2-month gross revenue reaching Fifteen Million Dollars ($15,000,000) ("Bonus Target mount"). Within 30 days after the Bonus Date, the Company shall issue to Executive a Target Bonus consisting of: (i) that number of shares of Solei common stock having a fair market value (as of the Bonus Date) equal to three percent (3%) of the Bonus Target Amount (the "Stock Bonus"); and (ii) cash in an amount equal to the greater of the following: (1) two percent (2%) of the Bonus Target Amount; or (2) the fair market value of seven and one-half percent (75%) of the Stock Award shares of Solei common stock that vested during the calendar year in which the Bonus Target Amount was achieved under Section 2(b), valued as of the Bonus Date. The shares issuable under Section 2(c)(i) shall be issued at the closing market price of Solei common stock as of the close of business on the date which immediately precedes the Bonus Date and shall vest immediately.

In October 2019, the Company issued a total of 2,694,612 common shares at an average price of $0.335 per share, as the final payment of $900,000 for the acquisition of the CareClix™ assets

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2019, we had an accumulated deficit totaling $4,396,194. This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have been in continuous operation since 2011 through the production of our wholly owned subsidiary’s patented nutritional supplement, “Panoxol”.

We typically update our budget on a quarterly basis to adjust for current market conditions. Any or all of the budget categories may change. None of the line items are to be considered fixed or unchangeable. We may need substantial additional capital to support our operational plans.

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

In March 2019, the Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. As of the date of this Report, the Company has closed on a total of $1,680,000 in convertible debts, and $1,000,000 of that total was used as the cash consideration for the acquisition of assets from KB Medical Systems, LLC. As issued, the convertible notes bear interest at 6 percent per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 percent of the closing price of the stock at the time of a conversion election. No conversions are permitted during the first 6 months after issue. The notes have a maturity date of one year from the date of issue. The remaining proceeds of the private offering have been used for working capital to grow the existing business. We are also investigating other possible acquisitions in the healthcare and technology areas.

In April 2019 the Company purchased certain software and related assets from KB Medical Systems, LLC primarily its industry proven, full-spectrum, robust CareClix® software. The Company estimated the timeframe to develop software would hamper its ability to participate in the projected growth of telemedicine. The Company also estimated the cost of development would be much greater than the $1,900,000 price paid in the asset acquisition. It was very important to the Company to have software that was industry proven in a timely manner in order to reach large clients as they respond to the Medicare expansion coming in 2020.

The Company was pleased to purchase the software along with other incidental assets from KB Medical Systems, LLC. The Company formed a new corporation, “CareClix, Inc”. The Company has employed the co-founder of KB Medical Systems, LLC, Dr. John Korangy. Dr. Korangy will take the role of CEO of the newly formed subsidiary. Mr. Charles Scott, and Josh Flood are both using their unique skills to rapidly expand the capacity and marketing of the Company. Mr. Charles Scott has taken the position of Chief Sales Officer. Using his sales experience and expertise, he has begun to develop and expand a new reseller team. The Company plans to expand its areas of focus including, but not limited to Hospital Systems, Third Party Administrators, Multinational Employer Groups, International Services, US Federal Government, Direct-to-consumer, and Home healthcare. The Company has registered with the US Federal Government and began responding to RFPs. We expect to expand sales in this sector as we increase our working capital. The Company plans to launch a direct-to-consumer offering in the first quarter 2020. The Company has also recently completed its Service Organization Control 2 non-financial reporting audit. Our current business plan will require additional working capital to expand our business operations and staff, which we anticipate will require an additional funding event by the end of the 2019 fiscal year. We also plan on continuing our merger and acquisition effort.

The Bipartisan Budget Act of 2018, signed into law by the President on February 9, 2018, introduced “the most significant changes ever made to Medicare law to use telehealth,” according to Senator Brian Schatz. "Key elements of the bill include: (1) expanding stroke telemedicine coverage; (2) improving access to telehealth-enabled home dialysis oversight; (3) enabling patients to be provided with free at-home telehealth dialysis technology without the provider violating the Civil Monetary Penalties Law; (4) allowing Medicare Advantage (MA) plans to include delivery of telehealth services in a plan’s basic benefits; and (5) giving Accountable Care Organizations (ACOs) the ability to expand the use of telehealth services." https://www.foley.com/en/insights/publications/2018/02/top-5-ways-telehealth-will-change-under-the-new-fe. We anticipate this change in the reimbursement policy will have a dramatic effect on the telemedicine industry. The Company is aggressively pursuing readiness for this incredible opportunity and the acquisition of the CareClix® software was an initial step in that process.

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

Our plan of operations is as follows:

MILESTONES

4th Quarter 2019	Recruit and train reseller team. Expand online branding and advertising. Hire key staff. Improve sales and support infrastructure for CareClix, Inc.

1st Quarter 2020	Launch Direct-to-Customer offering. Increasing Billing Capacity. CareClix sales activity within target verticals. Replenish CHII line of credit.

2nd Quarter 2020	Expand target areas for CareClix. Relaunch “Panoxol” brand. Aggressively expand marketing to Medicare partnered clients.

3rd Quarter 2020	Increase staff; Increase advertising and product sales,

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

We recognized net revenue of $531,836 and $4,491 during the three-month periods ended September 30, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement in the three months ended September 30, 2018 and from both supplements sales and telemedicine for the three months ended September 30, 2019. The increase in revenue is attributable to the acquisition of the CareClix® software and start-up of the new business of CareClix, Inc. in April 2019.

Cost of Revenue

We recognized cost of revenues of $349,386 and $2,111 during the three-month periods ended September 30, 2019 and 2018, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the Internet for nutrition supplement sales and fees to an unrelated medical professional corporation for providing medical doctors for telemedicine consulting services.

Gross Profit / (Loss)

Gross profit was $182,450 and $2,380 for the three-month periods ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses

During the three-month period ended September 30, 2019, we incurred $381,019 in general and administrative expenses compared to $1,459 in the three-month period ended September 30, 2018, an increase of $379,560. During the three-month period ended September 30, 2019, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $53,359 in professional fees, $299,698 in other general and administrative expenses and $51,321 in depreciation and amortization. The increase in expenses was attributable to the salaries and consulting fees paid by CareClix, Inc after the acquisition of the CareClix® software and start-up of the new business of CareClix, Inc. in April 2019.

By comparison, during the three-month period ended September 30, 2018, we incurred $30,000 in officer compensation, $25,500 in rent and management fees to a related party, $24,000 for services provided by a related party, $23,948 in professional fees, $1,459 in other general and administrative expenses, and $788 in amortization. The decrease in professional fees was due to the Company compliance with filing requirements of the SEC, filing of a Form 10 registration statement and undertaking audits of the Company financial statements in the latter half of 2018.

Operating Loss

During the three-month period ended September 30, 2019, we incurred an operating loss of $507,906 compared to an operating loss of $102,527 in the three-month period ended September 30, 2018, an increase of $405,379, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest expense was $49,020 and $3,140 for the three-month periods ended September 30, 2019 and 2018, respectively. The increase resulted primarily from the issuance of $1,680,000 in convertible notes in April 2019, with interest accruing at 6 percent annually.

Net Loss

During the three-month period ended September 30, 2019, we incurred a net loss of $556,792 compared to a net loss of $105,667 in the three-month period ended September 30, 2018, an increase of $451,125, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either of the three-month periods ended September 30, 2019 or 2018, as we have incurred taxable losses in both periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

We recognized net revenue of $975,030 and $16,008 during the nine-month periods ended September 30, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement in the nine months ended September 30, 2018 and from both supplements sales and telemedicine for the nine months ended September 30, 2019. The increase in revenue is attributable to the acquisition of the CareClix® software and start-up of the new business of CareClix, Inc. in April 2019.

Cost of Revenue

We recognized cost of revenues of $637,950 and $6,561 during the nine-month periods ended September 30, 2019 and 2018, respectively. Cost of revenue consisted of product costs and fulfillment fees for sales through the Internet for nutrition supplement sales and fees to an unrelated medical professional corporation for providing medical doctors for telemedicine consulting services.

Gross Profit / (Loss)

Gross profit was $337,080 and $9,447 for the nine-month periods ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses

During the nine-month period ended September 30, 2019, we incurred $516,515 in general and administrative expenses compared to $5,020 in the nine-month period ended September 30, 2018, an increase of $511,495. During the nine-month period ended September 30, 2019, we incurred $90,000 in officer compensation, $76,500 in rent and management fees to a related party, $72,000 for services provided by a related party, $98,225 in professional fees, and $99,413 in depreciation and amortization expenses. The increase in expenses was attributable to the salaries and consulting fees paid by CareClix, Inc. after the acquisition of the CareClix® software and start-up of the new business of CareClix, Inc. in April 2019.

By comparison, during the nine-month period ended September 30, 2018, we incurred $90,000 in officer compensation, $76,500 in rent and management fees to a related party, $72,000 for services provided by a related party, $117,697 in professional fees, and $2,363 in amortization. The decrease in professional fees was due to the Company compliance with filing requirements of the SEC, filing of a Form 10 registration statement and undertaking audits of the Company financial statements in the latter half of 2018.

Operating Loss

During the nine-month period ended September 30, 2019, we incurred an operating loss of $868,919 compared to an operating loss of $279,770 in the nine-month period ended September 30, 2018, an increase of $589,149, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

Interest income was $2,474 and $ 0 and interest expense was $1,757,257 and $8,906 for the nine-month periods ended September 30, 2019 and 2018, respectively. The increase resulted primarily from the issuance of $1,680,000 in convertible notes in April 2019, with interest accruing at 6 percent annually, which resulted in a charge to interest for the premium on note conversion.

Net Loss

During the nine month period ended September 30, 2019, we incurred a net loss of $2,623,702 compared to a net loss of $288,676 in the nine-month period ended September 30, 2018, an increase of $2,335,026 due to the factors discussed above and to the accounting charge of $1,680,000 to interest as a result of the premium on the issuance of convertible notes.

Provision for Income Tax

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2019 or 2018, as we have incurred taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $135,927 and $2,563 as of September 30, 2019 and 2018, respectively. Other assets consisted of inventory, furniture, fixtures and equipment, the CareClix® software, patent pending and CareClix® domain and trademarks, and an intangible asset (website) that is being amortized.

Liabilities consisted of accounts payable of $67,954, accrued expenses of $91,815 for contracted medical services incurred in September 2019, accrued expenses to related parties of $1,526,750, stock compensation payable of $25,000 and loans from an officer of the Company of $372,195. Most of the accrued expenses to related parties are officers’ and related party salaries and accrued rent and management fees for our offices.

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

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed. We commenced a second offering of convertible debt in October 2019 for up to $1,000,000, but no sales of convertible notes have occurred as of the date of this report.

Future losses are likely to occur until we are able to expand operations or merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, as current income is not able to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the fiscal year ended December 31, 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Use of Cash:

	9 Months Ended September 30, 2019	9 Months Ended September 30, 2018

Net Cash Used in Operating Activities	$(595,268)	$(43,303)
Net Cash Provided (Used In) by Investing Activities	(1,000,000)	—
Net Cash Provided by Financing Activities	1,728,632	53,130
Net Movement in Cash and Cash Equivalents	$133,364	$9,827

Operating Activities

During the nine-month period ended September 30, 2019, we incurred a net loss of $2,623,702. This was offset by an increase in related party accruals of $238,500, depreciation and amortization of $99,413, decrease in inventory of $5,020, increase in accounts receivable of $239,661, increase in accounts payable of $61,234, increase of accrued expenses of $91,815, and increase in accrued interest of $67,112.

By comparison, during the nine-month period ended September 30, 2018, we incurred a net loss of $288,676 offset by an increase in related party accruals of $238,500, decrease in inventory of $4,510, and amortization of $2,363.

Investing Activities

During the nine-month periods ended September 30, 2019, we incurred $1,000,000 in investment costs relating to the acquisition of the CareClix® software assets. We neither generated nor used funds in investing activities during the nine-month period ended September 30, 2018.

Financing Activities

During the nine-month period ended September 30, 2019, we received $1,680,000 in proceeds of the sale of convertible promissory notes and received $48,632 in loan proceeds from a related party. By comparison during the nine-month period ended September 30, 2018, we received 53,130 in loans and advances from our controlling shareholder.

Commitments and Contingent Liabilities

We issued a total of $1,680,000 in convertible promissory notes due March 31, 2020. The holder of each note has the election after six months, or on or after October 1, 2019, to convert the principal and accrued interest into common stock at a discount of 50 percent of the market price at the date of that election. A conversion premium of $1,680,000 has been recorded for the conversion. In addition, the Company is required to issue a total of $900,000 in value of common stock six-months after the closing of the acquisition, as the balance of the consideration due for the acquisition of the CareClix® software assets. The shares to be issued will be valued at the five-day trailing market close price at the date of the issuance. We have no other commitments or contingencies. Our office space and management fees are with a related party and on a month-to-month basis pursuant to a one-year sublease agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We will be dependent on several key members of our management and operations teams for the foreseeable future. In particular, we are dependent on Charles O. Scott as our CEO and Joshua Flood as our President and Chief Financial

Officer, as well as Dr. John Korangy, MD as CEO of our CareClix, Inc. subsidiary. The loss of the services of any executive could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any of these individuals, though it is contemplated that the Company may enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or officers.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt into the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on September 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting.

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

As of September 30, 2019, we had an accumulated deficit of $4,396,194.

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

Our Chief Executive Officer and Chairman also is the majority shareholder of our issued and outstanding common stock and beneficially owns approximately 62% of our issued and outstanding common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

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

WE MAY FACE DIFFICULTIES ESTABLISHING A NEW BRAND

Our principal business strategy for our wholly owned subsidiary Clinical & Herbal Innovations, Inc. is to develop the new brand name Vasanoxol® to replace the Panoxol brand name as a respected brand associated with the highest quality nutritional supplements. The marketing of consumer goods such as high-quality, premium nutritional supplements is highly dependent on creating favorable consumer perception through well-orchestrated advertising and public relations. We will be expending a small percentage of the proceeds of any future cash raises for advertising and promotional activities. Our Company has little advertising experience, having spent only minimal amounts on such activities to-date. Our Company’s competitors have significantly greater advertising resources and experience and enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

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

DEPENDENCE UPON TRADEMARKS AND PROPRIETARY RIGHTS, FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights to the CareClix® software. We have trademark registrations covering our brands and products, and expect to continue to file, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to or licensed by us. In addition, we face additional risks related to the potential failure to protect the intellectual property rights covered by our license to market Panoxol and the risk of patent infringement claims being filed against us due to our license to market Panoxol.

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

The shares of our common stock may be thinly traded. We are a small Company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, so that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage Company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

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

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” Company, as our stock price is less than $5.00 per share. None of our securities currently trade in any market other than the OTC Link and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

The majority of our outstanding shares of common stock are held by our present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for nine months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

OUR STOCKHOLDERS MAY SUFFER DILUTION DUE TO ISSUANCES OF SECURITIES IN CONVERSION OF OUTSTANDING PROMISSORY NOTES

In April and May 2019, we issued $1,680,000 in face amount convertible promissory notes, which may be converted after nine months, at the election of the holder, into our common stock at a 50 percent discount to market. Any conversions under these notes will result in dilution to our current shareholders by the issuance of discounted common stock.

To date, holders of a total of $770,000 in principal value of the convertible notes have elected to convert the notes, plus accumulated interest, into common stock, and a total of 5,957,002 shares of common stock have been issued to these note holders.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SECURITIES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to Solei Systems, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions. In October 2019, we commenced a new offering of up to $1,000,000 in convertible notes, bearing interest at 6 percent per annum, and convertible after six months at a price equal to 80 percent of the 5-day average trailing price of the common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the Quarter ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Executive Employment Agreement between CareClix, Inc. and Dr. John Korangy dated October 15, 2019.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLEI SYSTEMS, INC.
(Registrant)

Dated: November 25, 2019	By:	/s/ Charles O. Scott
Charles O. Scott
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 25, 2019	By:	/s/ Joshua Flood
Joshua Flood

