Form 10-K
period 2019-12-31
CareClix Holdings, Inc.
filed 2021-02-16
CIK 1750384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

Commission file number 000-55987

CareClix Holdings, Inc.
(Exact name of registrant as specified in its charter)

Solei Systems, Inc.

(Former Name if Changed Since Last Report)

Florida	20-1801530
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1709 N. Harbor City Boulevard, Suite 520 Melbourne, FL	32935
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 832-4473

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Note –Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

$25,417,362.

Note--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRESEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ). ☐Yes  .☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2019, there were 183,631,052 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980)

PART I

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

COVID-19 FILING EXTENSION: By Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020, we advised the Commission that we were currently unable to complete and file our Form 10-K Annual Report on a timely basis as a result of the impact of the COVID-19 pandemic on our business and operations, as provided in SEC Release No. 34-88465 (March 25, 2020).

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “CareClix Holdings,” or the “Company” are to CareClix Holdings, Inc., formerly named Solei Systems, Inc., and its subsidiaries.

DESCRIPTION OF BUSINESS

CareClix Holdings, Inc. was organized on October 26, 2004 under the laws of the State of Florida as Eli Enterprises, Inc. Our name was changed in 2008 to Solei Systems, Inc. Effective April 9, 2020, the corporate name was changed to CareClix Holdings, Inc.

On October 20, 2017, we acquired Clinical & Herbal Innovations, Inc. (CHII), a Georgia corporation, in a share exchange. CHII is an Internet-based nutritional supplement company with a proprietary product.

In March 2019, we initiated a private offering of convertible debt notes with an original principal amount of $10,000 each, with a total offering of up to $3,000,000 in original principal amount. The offering was made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. The Company closed on a total of $1,680,000 in convertible notes, and the offering was closed in May 2019. As issued, the convertible notes bear interest at 6% per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 % of the three lowest closing prices of the stock out of the ten trading days prior to the time of a conversion election. No conversions were permitted during the first 6 months after issuance. The notes originally matured one year after issuance, but subsequently were extended in 2020 for one year on the same terms. As of December 31, 2019, a total of $1,230,000 in principal amount of the notes, plus accrued interest, had been converted into 12,967,862 common shares.

In April 2019, we completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated Company, for a total consideration of $1,900,000, of which $1,000,000 was paid in cash at closing and the balance of which was paid in October 2019 in shares of unregistered common stock of the Company valued at $900,000, based on the five day trailing average closing market price of the common stock on the date of issuance. In October 2019, the Company issued a total of 2,694,612 common shares at an average price of $0.335 per share, as the final payment of $900,000 for the acquisition of the CareClix® assets.

The assets acquired did not include all of the assets of KB Medical as reported on its closing date balance sheet and were acquired free of any and all liabilities of KB Medical Systems, LLC. The primary assets acquired were the CareClix® software, the CareClix® trademark and domain name and the patent pending on the CareClix® software.

Following the acquisition, the acquired assets were contributed by the Company to a newly formed Virginia subsidiary corporation, CareClix, Inc., incorporated for that purpose. CareClix, Inc. commenced new operations at the offices of the Company in Virginia with new marketing, management and finance staff; and one of the two founders and only one other former employee of KB Medical Systems, LLC were employed by CareClix, Inc. immediately after the closing.

We commenced a new convertible note offering in October 2019 and issued a total of $100,000 in face amount notes in 2019, and issued a total of $1,550,000 in the offering, which closed during the First Quarter of 2020. The convertible notes bear interest at 6% per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to the average of the three lowest closing prices out of the ten days prior to the time of issue. No conversions are permitted during the first 6 months after issuance. The notes also mature one year after issue, but subsequently in 2020 were extended for one year on the same terms.

As a result of the acquisition of the CareClix® software assets, the Company became primarily engaged in the telemedicine market. CHII continued operations throughout 2019 but engaged in minimal business in 2020 and was sold effective October 1, 2020.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, our last fiscal year.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt-in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

CareClix Holdings, Inc. was organized October 26, 2004 under the laws of the State of Florida as Eli Enterprises, Inc. Our name was changed in 2008 to Solei Systems, Inc. Effective April 9, 2020, the corporate name was changed to CareClix Holdings, Inc. Our common shares currently trade under the symbol SOLI.

In June 2017, the control block of SOLI was purchased by Charles Scott in a private sale, at which time the old company management was removed, and new management put in place. No members of prior management are currently or will be involved in management of the Company. In July 2019, an application was filed on Form 15c-211 by a market maker seeking to allow trading activity for our common stock on the OTC Markets and the application was accepted by FINRA on December 12, 2019.

On October 20, 2017, we acquired Clinical & Herbal Innovations, Inc. (CHII), a Georgia corporation, in a share exchange. We issued 8,751,000 shares to the shareholders of Clinical & Herbal Innovations, Inc. for the share exchange. The transaction was a capital transaction in which the Company was treated as a non-business entity; therefore, the accounting for the merger was identical to that resulting from a reverse merger except no goodwill or other intangible assets were recorded. For accounting purposes, CHII was treated as the accounting acquirer and was presented as the continuing entity. The historical financial statements are those of CHII.

In April 2019, the Company acquired the proprietary CareClix® operating software, and pending patent for that software, the domain name and trademark for the software and certain tangible assets of KB Medical Systems, LLC, an unrelated company which was the developer of the CareClix® operating systems for telemedicine providers. Under the terms of the acquisition agreement, the Company formed a new, wholly owned subsidiary CareClix, Inc., to acquire the CareClix following the acquisition. One of the two founders of KB Medical, Dr. John Korangy, and one other employee of KB Medical also joined CareClix, Inc. Although undertaken as an asset acquisition, in the accompanying financial statements, the acquisition has been treated as a business combination under ASC 805. (See, Footnote 1: Business Combination, to the accompanying Financial Statements)

Following the closing of the acquisition of the CareClix® software and related assets, Dr. John Korangy was appointed as a member of the Board of Directors of the Company and as CEO of the CareClix, Inc. subsidiary.

In April 2020, the SEC issued SEC Release 88620, suspending trading activity for two weeks in a number of telehealth related company shares, including our common shares, due to concerns over disclosures regarding COVID-19 activities. The temporary trading suspension ended after two weeks and we have received a letter form the SEC confirming that the Company is not under any SEC investigation; however, as a result of the temporary suspension, our common shares were relegated to “grey market” status.

Our principal executive offices are located at 1709 North Harbor City Boulevard, Suite 520, Melbourne, FL 32935 and our office telephone number is (703) 832-4473. We maintain websites for the holding company at www.soleihealth.com and www.careclix.com, and such websites are not incorporated into or a part of this filing. We have included our website addresses in this filing solely as an inactive textual reference.

CURRENT BUSINESS

The Company is a holding company which had a wholly owned subsidiary, Clinical and Herbal Innovations, Inc. (CHII), for the full year ended December 31, 2019 and a second wholly owned subsidiary, CareClix, Inc. commencing April 12, 2019. CHII is an Internet-based nutritional supplement company with a proprietary product. CareClix, Inc. is a Virginia corporation formed by the Company in April 2019 to receive proprietary and patent pending telemedicine operating software acquired by the Company.

The Company has determined to focus all of its efforts on its wholly-owned subsidiary CareClix, Inc and telemedicine solutions within that provider space. As a result, we planned to sell CHII during the fiscal year 2020. This will allow company leadership to focus on the rapidly growing telehealth industry. Mr. Josh Flood, our former President and CFO tendered his resignation as an officer and director of the Company to continue with CHII, effective upon the closing of the sale of CHII, which was effective October 1, 2020.

We have been in operation since 2011.

Telemedicine

In April 2019, the Company purchased certain software and related assets from KB Medical Systems, LLC primarily its industry proven, full-spectrum, robust CareClix® software. The Company estimated the timeframe to develop similar software would hamper its ability to participate in the projected growth of telemedicine. The Company also estimated the cost of development would be much greater than the $1,900,000 price paid in the asset acquisition. We formed a new corporation, “CareClix, Inc” to undertake our entry into the telehealth market. The Company has employed the co-founder of KB Medical Systems, LLC, Dr. John Korangy, who assumed the role of CEO of the newly formed subsidiary. The Company plans to expand its areas of focus including, but not limited to Hospital Systems, Third Party Administrators, Multinational Employer Groups, International Services, US Government, direct-to-consumer, and home healthcare. The Company has registered with the US Government and began responding to government requests for proposals. We expect to expand sales in this sector as we increase our working capital. We launched a direct-to-consumer offering in late 2020 under the name MyCareClix.com. The Company completed its Service Organization Control Type 2 non-financial reporting audit. Our current business plan will require additional working capital to expand our business operations and staff. We also plan on continuing our merger and acquisition efforts.

The Bipartisan Budget Act of 2018, signed into law by the President on February 16, 2018, introduced “the most significant changes ever made to Medicare law to use telehealth,” according to Senator Brian Schatz: "Key elements of the bill include: (1) expanding stroke telemedicine coverage; (2) improving access to telehealth-enabled home dialysis oversight; (3) enabling patients to be provided with free at-home telehealth dialysis technology without the provider violating the Civil Monetary Penalties Law; (4) allowing Medicare Advantage (MA) plans to include delivery of telehealth services in a plan’s basic benefits; and (5) giving Accountable Care Organizations (ACOs) the ability to expand the use of telehealth services." We anticipate this change in the reimbursement policy will have a dramatic effect on the telemedicine industry. The Company is aggressively pursuing readiness for this incredible opportunity and the acquisition of the CareClix® software was an initial step in that process.

In April 2019, U.S. Centers for Medicare Medicaid Services (CMS) announced the 2020 Rate Announcement and Final Call Letter that gives Medicare Advantage plans flexibility to offer chronically ill patients a broader range of supplemental telehealth benefits. These changes represent an incredible new opportunity for the Company to increase its business as the industry is projected to grow. A recent report is projecting that the global telemedicine market will expand from its current $38.3 billion valuation to $130.5 billion by 2025.

COVID-19 has had a major impact on our business and the industry. We prepared for the expansion of telehealth beginning January 1, 2020 due to the expanded CMS coverage, but the combination of that expansion and COVID-19 has resulted in an industry wide shift to telehealth. COVID-19 has dramatically increased the demand for telehealth services across the globe. We have had increased demand for our services from our existing clients and their patients as well as many new clients who have approached us to help deal with their medical needs going forward. As COVID reshapes the healthcare industry focus on telehealth, CareClix has been able to enjoy some of the benefits domestically and internationally with our distribution channels and our client base; however, the increased workload has put a substantial burden on our small staff. The Company has responded by increasing staff in operations, development, security, and sales.

Plan of Operations

Our plan of operations is as follows:

We expect to continue to expand our telehealth network in the United States as well as internationally and have already implemented service in many countries. These efforts will continue and expand.

Company leadership has developed a direct-to-consumer product in response to the increased demand for telemedicine. The new product is called, “MyCareClix” and was launched in late 2020. MyCareClix is a product for individuals who are seeking telemedicine for themselves or their family. The product will offer primary care as well as specialty and behavior health care directly to consumers.

The Company has launched a Chronic Care Remote Patient Monitoring program targeting providers and provider groups with a turn-key solution for their Medicare patients.

In the First Quarter of 2020, we created an outbound independent reseller team with a performance-based compensation plan. We have built a team of over 200 sales professionals as independent resellers and account executives. We have a lot of confidence and high expectations that our sales force will deliver significant results over the next year as we seek to help fill the enormous demand for telehealth services across the globe. Our pipeline continues to grow.

We have also expanded operations internationally and currently have operations in Mexico, Thailand, Malaysia, Spain and Italy, and many other countries.

 Milestones:

First Quarter 2020

  Recruit, Train and Mobilize independent sales force
  Continued expansion into multi-national employer groups
  Expanding our commercial billing capabilities
  Increased the staffing at CareClix including Development, Operations, Implementation and Sales.
  Added native language support within our platform for Arabic and Malaysian, in addition to Spanish and English
  Update CareClix.com website

Second Quarter 2020

  Direct to Consumer website “MyCareClix” development and prelaunch
  Release Chronic Care Remote Patient Monitoring platform integrated within the CareClix Telemedicine Platform
  Expansion into Mexico, UAE Lebanon, Egypt, Jordan, Singapore, Malaysia Thailand, Netherlands, Belgium, Luxembourg, Spain, Canada and Italy.
  Increased staff in Operations, Development Operations, Security and Sales

Third and Fourth Quarters, 2020

  Direct to Consumer website “MyCareClix” launch
  Increase partnerships and distribution channels for sales within our verticals
  Integrations with third party applications and electronic health record systems improving our integration with other systems
  Adding Dutch native language within the application
  Continue international expansion into: United Kingdom, France, Qatar, Kuwait, India, Hong Kong, Panama, Costa Rica, Guatemala, and Honduras
  Launch Chronic Care Remote Patient Monitoring Product
  Expand staffing for compliance, customer service, financial services, and remote patient monitoring
  Continue to expand our medical service providers
  Pursue NCQA Credentialing

2021 Goals

  We will continue to pursue opportunities for M&A focusing on the provider space in telehealth.

As funds become available for expansion of our current activities, through revenues or capital infusions, we expect to increase the budget for expansion and development activities.

We typically update our budget on a quarterly basis to adjust for the current market conditions. Any or all of the budget categories may change. None of the line items are to be considered fixed or unchangeable. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) increasing key staff, expanded direct to public offering, international expansion, remote patient monitoring expansion across US, increased marketing and continued technical integration. We may change any or all of the budget categories in the execution of our business model. None of the line items are to be considered fixed or unchangeable. We may need additional capital to support optimal growth.

Market Size – Telehealth

Competition

Our primary competitors are Teladoc Health, AmWell, MDLIVE, Doxy.me, Zoom and Doctor on Demand. Most of our competitors are providing broad-based primary care medicine. We provide a complete virtual care platform that includes primary care along with specialty specific integration. Many doctors are specialists who need specific telemedicine tools to treat their patients virtually. We create virtual clinics that are specialty specific to the doctors. This empowers them to become like a virtual hospital. It promotes cross referrals and allows them to each have tools specific to their specialty while all using the same platform.

Many of our competitors built their company upon their integration with one medical record company. We have been expanding our integrations with large and small medical record providers.

Markets.

The Company is the leading telemedicine provider in the corrections market within the US. The Company is currently working with its over 200 independent account executives to expand its footprint in the following markets: health plans, employer groups, third-party administrators, multi-specialty provider groups, ACOs, governments, post-acute care facilities, pharmaceutical, and hospitals.

Governmental Regulations.

We are subject to regulation by the US Securities and Exchange Commission, as a public reporting company. We are also subject to state securities regulation in the event of offerings or other activities in a particular state. We are also compliant with Federal Medicare and Medicaid rules and regulations.

Compliance with Environmental Laws and Regulations.

We intend to address this on an as needed basis, as and when any environmental issues arise. Since we do not now manufacture any product, the impact of any environmental laws and regulations is minimal.

Title to Properties.

Not applicable.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

 NUMBER OF PERSONS EMPLOYED

As of the filing date of this report, we have 20 full-time employees and 4 contract employees on a full or part--time basis. We also have an independent sales team of more than 200 and have contracted with a medical health care provider, CareClix Network, PC., to provide medical personnel for our telehealth operations.

DESCRIPTION OF PROPERTIES/ASSETS

The Company owns no real estate. For the year ended December 31, 2019, we subleased office space in Alexandria, Virginia from an affiliated company owned by our Chairman, CEO and majority shareholder on a one-year sublease commencing January 1, 2019 at $8,500 per month and expiring December 31, 2019. For the year ended December 31, 2020, we occupied the same space on a two-year sublease commencing January1, 2020 on the same terms.

Oil and Gas Properties - None

Patents – As part of the acquisition of the CareClix® software, we also acquired the rights to a pending patent application filed for the software by the two founders of KB Medical Systems, LLC. The USPTO has denied the patent application and the matter is currently on appeal.

Trademarks – CareClix® is a registered US trademark.

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

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO CARECLIX’ PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; CARECLIX’ LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF SOLEI SYSTEMS’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. CARECLIX. IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATING TO OUR COMPANY

LIMITED OPERATING HISTORY

There can be no assurance that our management will be successful in its attempts to implement our business plan, to build the corporate infrastructure required to support operations at the levels called for by our business plan or to generate sufficient revenues to meet expenses for planned expansion. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	Obtain sufficient working capital to support our expansion;

•	Find and realize the asset management opportunities required to generate additional revenue;

•	Maintain adequate control of our expenses to allow us to realize anticipated income growth; and

•	Anticipate and adapt to changing conditions in the telehealth industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL AND STATE SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Members of our management team have limited experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including attorneys, financial and compliance experts and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.

Due to lack of experience and resources as well as the impact of COVID-19, we were unable to file the audit of our financial statements for the year ended December 31, 2019 on a timely basis or to complete our Form 10-K annual report filing until the date of this report. That delay also delayed the filing of our First, Second and Third Quarter 10-Q reports We have added financial controls and retained independent compliance and financial experts to prevent further delays in the future and to assure we file all future reports on a timely basis.

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

We will be heavily dependent upon the skills, talents, and abilities of our management directors, as well as several consultants, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business, results in a delay in implementing our business plan. Consultants may be engaged on a part-time or full-time basis under contracts to be determined.

We added five directors to our Board of Directors in 2020 and, as a result our current Board of Directors is made up of seven members, with two management members, one consultant member and four independent members. We also established an Audit Committee, currently made up of two independent directors.

Some of our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. These officers and directors may have potential conflicts involving their time and efforts in participation with other business entities. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

At this time, we have no employment agreements with any of our key employees other than Dr. Korangy (See, Employment Agreement), though it is contemplated that the Company may enter into such agreements with certain of our key employees on terms and conditions usual and customary for our industry. We do not currently have any "key man" life insurance on any employees or officers.

WE WILL INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY AND TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $150,000-$200,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt-in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

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

Due to inadequate and inexperienced financial and accounting staff, we were unable to file certain required periodic reports during 2019 and 2020 on a timely basis with the SEC, and this Annual Report is being filed late for the same reasons and due to the unexpected additional burdens placed on the Company by the COVID-19 pandemic. We have retained additional experienced personnel to undertake these duties and also have recently appointed an independent

Audit Committee of the Board of Directors to directly oversee these reporting functions. We are confident that these changes will allow us to meet all required filing deadlines for future filings.

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

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

FLORIDA CORPORATE LAW PROVIDES FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMITS THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our By-Laws also include provisions that limit the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Florida or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Florida law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties. The position of the SEC with regard to such indemnification and limitation provisions is that they are contrary to the intent of the federal securities laws and are not enforceable as written. We also maintain director and officer liability insurance.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES.

As of December 31, 2019, we had an accumulated deficit of ($24,144,620). We have been experiencing initial start-up losses in the telehealth business since the acquisition of the CareClix® software in April 2019 and have only recently) reached financial break even so we expect that any future losses will be attributable primarily to acquisitions and expansion rather than on-going operations. A large portion of that accumulated loss is from the non-cash stock compensation in 2019.

BECAUSE OUR CEO AND CHAIRMAN CONTROLS OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our Chief Executive Officer and Chairman also is the majority shareholder of our issued and outstanding common stock and beneficially owns approximately 59% of our issued and outstanding common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that investors might view unfavorably.

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

WE MAY BE SUBJECT TO LITIGATION IN THE FUTURE WHICH COULD IMPACT THE FINANCIAL HEALTH OF THE COMPANY.

Currently there are no material legal proceedings pending or threatened against our Company. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Our ability to conduct telehealth services and expert medical services in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states.

We conduct business in a heavily regulated industry and if we fail to comply with theapplicable laws and government regulations, we could incur penalties, be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and Clients, our marketing activities and other aspects of our operations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the

Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”) replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and could harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties operate, which impose similar accountability, transparency and security obligations. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the European Union to the United States. We cannot be certain of the legitimacy of previously authorized data export mechanisms, including Standard Model Contractual Clauses, on which we and our customers have relied in exporting data to servers located in the United States. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as Members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, telehealth, privacy, data storage, location, protection and security. Our ability to conduct telehealth services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements

Our international operations increase our exposure to and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

WE MAY FACE INCREASED COMPETITION IN THE GROWING TELEHEALTH MARKET

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Teladoc Health, MDLive, Inc., American Well Corporation, and Grand Rounds, Inc. among other smaller industry participants. In addition, large, well-financed health plans have in some cases developed their own telehealth or expert medical service tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential Clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

OUR INSURANCE COVERAGE OR THIRD-PARTY INDEMNIFICATION RIGHTS MAY NOT BE SUFFICIENT TO COVER OUR LEGAL CLAIMS OR OTHER LOSSES THAT WE MAY INCUR IN THE FUTURE.

In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results. Currently, we maintain general liability coverage, cyber-security coverage, professional malpractice, workmen’s compensation and director and officer liability coverage in amounts deemed to be adequate to cover potential losses.

DAMAGE TO OUR REPUTATION.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could hurt our reputation. Damage to our reputation or loss of consumer confidence in our services for any of these or other reasons could result in decreased demand for our services and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

RISKS RELATING TO OWNERSHIP OF

OUR COMMON STOCK

NO ACTIVE PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET. OUR COMMON SHARES CURRENTLY TRADE ON THE “GREY MARKET” WITH APPROXIMATELY 630 SHAREHOLDERS.

As a direct result of the SEC action in April 2020 temporarily suspending trading in our common shares, there is not an active public market for our common stock, although recently reported activity on the grey market has resulted in an increase in the average trading price of our stock, trading under the symbol SOLI, and in the volume of daily trades. Our common shares were admitted for trading on the OTC Link Market in March 2020 and traded up to one million shares or more daily until April 2020, when the SEC announced what we believe was its unwarranted suspension of trading. We have subsequently requested and received from the SEC a letter confirming that there is currently no investigation of the Company pending and the temporary suspension expired by its terms in 14 days. We intent to seek listing of our common stock in a more liquid market as soon as we are qualified to do so.

No assurance can be given that a liquid market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly traded unless and until a Form 15(c)-211 form is approved or we seek a listing on a more senior market. We are a small company which is still relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, so unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities prices. Although there were multiple days that our trading volume exceeded one million shares before the April temporary trading suspension, we cannot give you any assurance that a broader or more active public trading market for our common securities will redevelop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

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

The price of our common stock that will prevail in the market may be higher or lower than the price you may pay to acquire it. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

·	Variations in our quarterly operating results;

·	Loss of a key relationship or failure to complete significant transactions;

·	Additions or departures of key personnel;

·	Fluctuations in stock market price and volume;

·	Changes to the industry; and

·	Regulatory developments, particularly those affecting the telehealth market.

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

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company, as our stock price is less than $5.00 per share. Although none of our securities currently trade in any market other than the grey market we intend to seek a listing on the OTC Markets or a more senior market as soon as possible. If that is approved and the shares again become available for trading, we may still be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop because it imposes additional regulatory burdens on penny stock transactions.

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

Investors in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

Absent arbitration agreements, specific legal remedies available to stockholders of penny stocks may include the following:

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

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SECURITIES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions. During the three-month period ended December 31, 2019, we issued a total of 64,164,188 common shares as compensation to officers and key employees. The principal amount of convertible notes will, if converted, also result in substantial potential dilution in our common stock, as the terms of conversion contained in the convertible notes allows a holder to elect to convert all or part of the principal amount of each note, plus interest accrued, into common stock at any time after an initial six month holding period and thereafter up to maturity, at a conversion price equal to 50% of the 5 day average closing stock price as of the date of any such election or at the market price at the date of issuance of the notes. We issued 12,967,862 common shares on conversion of promissory notes and accrued interest during the year ended December 31, 2019.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

The Company owns no real estate. For the year ended December 31, 2019, we subleased office space in Alexandria, Virginia from an affiliated company owned by our Chairman, CEO and majority shareholder on a one-year sublease commencing January 1, 2019 at $8,500 per month and expiring December 31, 2019. For the year ended December 31, 2020, we occupied the same space on a two-year sublease commencing January 1, 2020 on the same terms.

OIL AND GAS.

None.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Patents: As part of the acquisition of the CareClix® software, we also acquired the rights to a pending patent application filed for the software by the two founders of KB Medical Systems, LLC. The USPTO has denied the patent application and the matter is currently on appeal.

Trademarks – CareClix® is a registered US trademark.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. CareClix, Inc. has filed a civil action against a former vendor, Mahdlo, Inc., for breach of contract and related matters and is seeking damages.

There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As a direct result of the SEC action in April 2020 temporarily suspending trading in our common shares, there is no current active public market for our common stock, although recently reported activity on the grey market has resulted in an increase in the average trading price of our stock, trading under the symbol SOLI, and in the volume of daily trades. Our common shares were admitted for trading on the OTC Link Market in March 2020 and traded up to one million shares or more daily until April 2020, when the SEC announced what we believe was its unwarranted 14-day suspension of trading. We have subsequently requested and received from the SEC a letter confirming that there is currently no investigation of the Company pending and the temporary suspension expired by its terms in 14 days. Recently, there has been an increase in the trading price and average daily trading volume of the stock despite being limited to the grey sheets. This activity is not the result of any efforts by the Company to promote the stock and the Company does not engage in any stock promotion activity.

It is the intention of management to move from the OTC Market to the NASDAQ or other recognized market, as a fully reporting SEC filer. as soon as the listing requirements have been met.

Holders.

As of December 31, 2019, there were approximately 630 record holders of 183,631,052 shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past three years without registering the securities under the Securities Act of 1933 as shown below:

We issued 2,694,612 common shares in October 2019 as the final installment of compensation for the acquisition of the CareClix® software.

We issued 6,534,188 common shares in October 2019 as compensation under an employment agreement with Dr. John Korangy.

We issued 12,967,862 Common Shares in conversion of promissory notes beginning in September 2019.

We issued 57,630,000 Common Shares as compensation to officers and key employees on November 12, 2019.

Issuer Purchases of Equity Securities

We repurchased 50,000 shares of our common stock for $5,000 dollars during the year ended December 31, 2017 as part of the change of control. The shares were cancelled immediately.

In early 2019, the Company filed an action in the United States District Court for the District of Maryland against certain entity shareholders of record of the Company, alleging that a total of 12,606,500 common shares held in their collective names had been issued improperly and illegally. On May 20, 2019, a default judgment was entered in favor of the Company. On September 21, 2019, the Court entered final judgment in favor of the Company cancelling the 12,606,500 common shares as illegally issued and declaring them void.

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

PLAN OF OPERATIONS

Our telemedicine heritage began with the development of our software application “CareClix®” in 2012. The software was created by two board certified practicing physicians who shared a vision for improving medicine through technology. They created a software platform that allows medical professionals to connect to patients virtually - from anywhere, at any time. The Company joined that growth journey in April 2019 when it purchased the software and retained one of the founding doctors: Dr John Korangy. MD. Starting a new corporate entity with the assets called, “CareClix, Inc”, the Company leveraged its leaderships’ existing experience in telemedicine. Charles Scott, our CEO and majority shareholder, has been working in telemedicine since 2011, Dr Korangy helped author the original rules of the American Telemedicine Association. The experience of the leadership combined with the proven track record of the software has created our current operation.

CareClix® is a telemedicine platform that enables provider groups of various sizes—from hospital systems to multi-specialty groups--to virtualize their existing brick and mortar entities. CareClix® enables them to provide virtual consultations with patients anywhere through the means of observational consultations all the way to leveraging handheld devices, virtual devices, and diagnostic devices-- regardless of where they patient is located. CareClix® compliments its virtual clinics with its own medical staff who can be utilized to create a full spectrum of medical services for our customer’s patient populations within the US or across the globe. We customize our services to our customers exact specifications. Our customer can mix and match, add or delete, a wide range of technologies, medical services, or wellness services. CareClix® can match the transparency to our customers or partner’s comfort level. CareClix® empowers providers to grow their practice, their brand, their revenue, and accomplish the mission of their organization.

Currently, CareClix provides telemedicine in more than 30 countries around the world. We have local credentialed providers, local resellers, and local clients and customers in over 30 countries, and we are rapidly expanding our global footprint.

The Company is also launching a direct-to-consumer offering called “My CareClix” via website at www.mycareclix.com. This offering will allow consumers direct access to primary care, specialty care and behavior health.

The Company is also launching a chronic care remote patient monitoring program. At its essence, the program is a turn-key program for providers to offer their patients monitoring at no cost to the provider or patient, although many custom programs will be created. The functionality exists to provide custom programs for providers, health systems and employers.

CareClix is a leading telemedicine provider in the corrections space. Through key partnerships and relationships, CareClix provides telemedicine services to those incarcerated saving time and money for the health system and providing better care for the inmate patient.

We are currently working with our over 200 independent account executives to expand its footprint to: health programs, employer groups, third-party administrators, multi-specialty provider groups, ACOs, governments, post-acute care facilities, and hospitals. We have entered into an agreement with a major international benefits management company to provide our CareClix telemedicine services to employees of multiple international companies.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) expansion of telehealth operations internationally; (ii) increased sales and staff division; and (iii) marketing expenses. We intend to finance these expenses with increased revenues, further issuances of securities, and shareholder loans. Thereafter, we expect we will need to raise additional capital and generate additional revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business growth.

In March 2019, we initiated a private offering of convertible debt notes with an original principal amount of $10,000 each, with a total offering of up to $3,000,000 in original principal amount. The offering was made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. We sold a total of $1,680,000 in principal amount of the notes and then closed the offering in May 2019. The proceeds of the private offering was used in part for the cash consideration due at closing of the acquisition of the assets of the CareClix® telemedicine business and the balance was used for working capital to grow the existing business and the CareClix® business. The maturity date of the remaining outstanding notes was extended in 2020 for an additional year, with an increase in the interest rate.

We commenced a second offering of convertible notes in October 2019, with an original principal amount of $10,000 each, with a total offering of up to $1,550,000 in original principal amount. The offering was made to accredited investors and up to 35 non-accredited investors in reliance on the exemption from registration afforded by SEC Regulation D, Section 506. We issued $100,000 in principal in 2019 and $1,450,000 in total principal then closed the offering in April 2020. The maturity dates of the remaining outstanding notes were extended in 2020 for an additional year, with an increase in the interest rate. The proceeds of the private offering were used to expand key staff, improve the software of the telehealth platform, and develop the software and infrastructure for chronic care remote patient monitoring program, the balance was used for working capital to grow the existing business and the CareClix® business.

Our current business plan will require additional working capital to expand our business operations and staff, which required an additional funding event beginning at the end of the 2020 fiscal year. A third convertible note offering currently has raised in excess of $300,000 to date and remains open in 2021 for funding up to $1,500,000. We believe we have sufficient working capital reserves to continue our current operations for the next twelve months from the date of this report and the additional funding is intended for expansion and technology development. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

Company leadership has developed a direct-to-consumer product in response to the increased demand for telemedicine. The new product is called, “MyCareClix” and was launched in late 2020. MyCareClix is a product for individuals who are seeking telemedicine for themselves.

The Company has launched a Chronic Care Remote Patient Monitoring program targeting providers and provider groups with a turn-key solution for their Medicare patients.

In early 2020, we established an independent reseller team with a performance-based compensation plan. We have built a team of over 200 sales professionals as independent resellers and account executives. We expect significant growth as we seek to help fill the enormous demand for telehealth services across the globe. Our pipeline continues to grow.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Revenue

We recognized net revenue of $1,521,371 and $21,022 during the years ended December 31, 2019 and 2018, respectively. Revenues were from the sales of our nutrition supplement in 2019 and 2018 ($15,420 and $21,022, respectively) and from sales of CareClix telehealth services ($1,505,951) in 2019.

Cost of Revenue

Cost of revenue consisted of product costs, service costs, an inventory impairment charge and fulfillment fees for supplement sales through the internet of $40,045 and $9,740 for the year ended December 31, 2019 and the year ended December 31, 2018 respectively; and of contracted services of $770,658 for telehealth services for the year ended December 31, 2019. The Company recognized cost of revenues of $810,703 and $9,740 during the years ended December 31, 2019 and 2018, respectively.

Stock-based Compensation Expenses

We recognized stock-based compensation expenses of $18,127,108 and $0 during the years ended December 31, 2019 and 2018.

General and Administrative Expenses

During the year ended December 31, 2019, we incurred $2,266,398 in general and administrative expenses compared to $401,697 in the year ended December 31, 2018, an increase of $1,864,701. During the year ended December 31, 2019, we incurred $590,344 in salaries and benefits, $510,499 in software development, $465,445 in professional fees, and $700,110 in other general and administrative expenses. By comparison, during the year ended December 31, 2018, we incurred $120,000 in salaries and benefits, $171,992 in professional services and $109,705 in other general and administrative expenses.

Other Income / (Expenses) Net

Interest expense was $75,219 and $12,244 for the years ended December 31, 2019 and 2018, respectively. In addition, we reported $3,969,678 in debt discount and debt discount amortization relating to derivatives and a gain on the change in fair value for the derivatives of $1,353,100 for the year ended December 31, 2019.

Net Loss

During the year ended December 31, 2019, we incurred a net loss of $22,372,128 compared to a net loss of $402,659 in the year ended December 31, 2018, an increase of $21,969,469, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $9,446 and $2,563 as of December 31, 2019 and 2018, respectively. We completed a second private offering of convertible debt in early 2020, raising a total of $1,550,000 in funding. Other assets consisted of inventory of $4,185 and $41,770 of December 31, 2019 and 2018, respectively, and trade receivables of $245,046 and $0 as of December 31, 2019 and 2018, respectively.

Liabilities consisted of accounts payable of trade creditors of $500,947, deferred revenue of $20,483, convertible notes, net of discounts of $363,122, of $186,878, accrued expenses to related parties of $1,660,250, stock issuable as compensation of $9,631,526, derivative liability of $628,932, deferred tax liability of $345 and loans due to an officer of the Company of $372,195.

There can be no assurance that we will have adequate capital resources to fund planned expansions or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund expansions, we may be required to delay, scale back or eliminate some or all of our planned expansion, which may have a material adverse effect on our future business, results of operations and ability to operate as a going concern.

Our revenues from operations increased in the year 2020 by nearly four times over 2019 and we anticipate a similar substantial growth in fiscal 2021 We have also commenced a third round of financing in late 2020 to support our technology development.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt regarding the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (February 16, 2021). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before February 16, 2022.

The Company is subject to a number of risks similar to those of other Telehealth companies, healthcare consulting companies and subscription based businesses, including its dependence on outside sources of capital, the Company’s ability to maintain and grow its subscriber base, uncertainty of generation of revenues and positive cash flow, dependence on key individuals, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2019, the Company had an accumulated deficit of $24,144,620, a net loss of $22,371,128, and cash used in operating activities of $821,749. As of and for the year ended December 31, 2018, the Company had an accumulated deficit of $1,772,492 a net loss of $402,659, and cash used in operating activities of $68,054.

In the past the Company has financed operations through loans from an Officer of the Company and two private offerings of convertible debt. The Company also plans to support its operations by continuing to raise the additional capital until the planned operating results are achieved. The Company business plan calls for significant expansions of the current business and consideration of potential mergers and additional funding will be required to support these expansion efforts.

The Company is unable to predict the extent of any future losses or when the Company will become profitable. Any debt financing, if available, may include potential restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly scale back its current operations or (ii) relinquish or otherwise dispose of rights to technologies or products on unfavorable terms. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.

Without raising additional capital there is substantial doubt about the Company’s ability to continue as a going concern through February 16, 2022. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Use of Cash:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net Cash Used in Operating Activities	$(821,749)	$(68,054)
Net Cash Used in investing Activities	(1,000,000)	—
Net Cash Provided by Financing Activities	1,828,632	63,279
Net Increase (Decrease) in Cash	$6,883	$(4,775)

Operating Activities

Net Cash used in operating activities amounted to ($821,749) during the year ended December 31, 2019. The Company incurred a net loss of $22,372,128 for the year ended December 31, 2019. Cash flows from operating activities were impacted by the following amounts.

Related party payable increased by $372,000. Inventory and an inventory write-off increased by $7,820 and $29,765, respectively. Accrued expenses increased by $535,325. Similarly, stock compensation expense increased by $18,127,108. Prepaid expense decreased by $15,600, deferred revenue increased by $20,483. Accounts receivable decreased by ($256,007). Depreciation and amortization and bad debt expense increased by $101,601, and $10,961, respectively. Amortization of the debt discount increased by $3,969,678. Gain in the fair value of the derivative liability decreased ($1,353,100). By comparison, during the year ended December 31, 2018, we incurred a net loss of $402,659 offset by an increase in related party accruals of $318,500, decrease in inventory of $6,235, increase in accounts payable of $6,720 and amortization of $3,150.

Investing Activities

We incurred $1,000,000 in cash used in acquisition in the year ended December 31, 2019. We neither generated nor used funds in investing activities during the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2019, we received $48,632 by way of loans and advances from our controlling shareholder and CEO, and $1,780,000 net increase in proceeds of convertible notes. By comparison during the year ended December 31, 2018, we received $63,279 by way of loans and advances from our controlling shareholder.

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

Our significant accounting policies are described in Note 1 to our Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we may acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2019, and December 31, 2018, we have no off-balance sheet arrangements.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred losses for financial-reporting and tax-reporting purposes since inception. Accordingly, for federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2019 except for $345 and entirely for 2018.

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

CARECLIX HOLDINGS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of CareClix Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CareClix Holdings, Inc. (“Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects the financial position of the Company  as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit process a reasonable basis for our opinion.

We have served as the Company’s auditors since 2020.

/s/ Rosenberg Rich Baker Berman, P.A.

Somerset, New Jersey

February 16, 2021

CARECLIX HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$9,446	$2,563
Accounts receivable	245,046	—
Prepaid insurance	15,600	—
Inventory	4,185	41,770
Total current assets	274,277	44,333

Equipment, net	53,317	8,400

Other Assets:
Intangible assets, net	925,266	—
Goodwill	828,216	—
Total assets	$2,081,076	$52,733

Liabilities
Current Liabilities:
Accounts payable and accrued expenses	$500,947	$6,720
Deferred revenue	20,483	—
Related party payable	1,660,250	1,288,250
Related party loans	372,195	323,563
Convertible notes, net of $363,122 discount	186,878	—
Derivative liability	628,932	—
Payables to be settled with stock	9,631,526	—
Total current liabilities	13,001,211	1,618,533

Deferred tax liability	345	—
Total liabilities	13,001,556	1,618,533

Commitments and contingencies (refer to Note 11)

Stockholders’ Deficit
Preferred stock: $0.001 par value; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Common stock: $0.001 par value; authorized 300,000,000 shares; issued and outstanding: 183,631,052 and 116,410,890 shares at December 31, 2019 and December 31, 2018, respectively	183,631	116,411
Additional paid in capital	13,040,509	90,281
Accumulated deficit	(24,144,620)	(1,772,492)
Total stockholders’ deficit	(10,920,480)	(1,565,800)
Total liabilities and stockholders’ deficit	$2,081,076	$52,733

See Accompanying Notes to Consolidated Financial Statements

CARECLIX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2019	December 31, 2018

Revenues, net of returns	$1,521,371	$21,022
Cost of revenue	810,703	9,740
Gross Profit	710,668	11,282

Operating expenses:
Stock-based compensation	18,127,108	—
General and administrative	2,266,398	401,697
Total operating expenses	20,393,506	401,697

Loss from operations	(19,682,838)	(390,415)

Other income (expenses):
Interest income	2,852	—
Interest expense	(75,219)	(12,244)
Change in fair value of derivative liability	1,353,100	—
Amortization of debt discount	(3,969,678)	—
Total other income (expenses)	(2,688,945)	(12,244)

Net loss before income tax	(22,371,783)	(402,659)

Income tax expense	(345)	—
Net loss	$(22,372,128)	$(402,659)

Net loss per share, basic and diluted	$(0.18)	$(0.00)

Weighted average shares used in computation of net loss- basic and diluted	121,221,276	116,410,890

See Accompanying Notes to Consolidated Financial Statements.

CARECLIX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	116,410,890	$116,411	$90,281	$(1,369,833)	$(1,163,141)
Net loss	—	—	—	(402,659)	(402,659)
Balance, December 31, 2018	116,410,890	116,411	90,281	(1,772,492)	(1,565,800)
Net loss	—	—	—	(22,372,128)	(22,372,128)
Cancellation of shares	(12,606,500)	(12,607)	12,607	—	—
Shares issued for services	64,164,188	64,164	8,431,418	—	8,495,582
Shares issued on note conversion	12,967,862	12,968	1,258,130	—	1,271,098
Shares issued for acquisition	2,694,612	2,695	897,305	—	900,000
Conversion of derivative liability	—	—	2,350,768	—	2,350,768
Balance, December 31, 2019	183,631,052	$183,631	$13,040,509	$(24,144,620)	$(10,920,480)

See Accompanying Notes to Consolidated Financial Statements.

CARECLIX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,372,128)	$(402,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,601	3,150
Bad debt	10,961	—
Impairment of inventory	29,765	—
Amortization of debt discount	3,969,678	—
Gain on change in fair value of derivative liability	(1,353,100)	—
Stock compensation	18,127,108	—
Deferred tax liability	345	—
Change in operating assets and liabilities:
Inventory	7,820	6,235
Prepaid insurance	(15,600)	—
Deferred revenue	20,483	—
Accounts payable and accrued expenses	535,325	6,720
Related party payables	372,000	318,500
Accounts receivable	(256,007)	—
Net cash used in operating activities	(821,749)	(68,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,000,000)	—
Net cash used in investing activities	(1,000,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible notes	1,780,000	—
Proceeds from related party loans	48,632	63,279
Net cash provided by financing activities	1,828,632	63,279

Net increase (decrease) in cash	$6,883	$(4,775)
Cash, beginning of period	2,563	7,338
Cash, end of period	$9,446	$2,563

SUPPLEMENTAL INFORMATION
Interest Paid	$19,593	$12,244
Income Taxes Paid	$—	$—

Derivative liability at issuance of convertible notes	$4,332,800	$—
Shares issued for convertible notes principal and interest	$1,271,098	$—
Shares issued for acquisition	$900,000	$—

See Accompanying Notes to Consolidated Financial Statements.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

The Company was organized on October 26, 2004 under the laws of the State of Florida as Eli Enterprises, Inc. The corporate name was changed in 2008 to Solei Systems, Inc. Effective April 9, 2020, the corporate name was changed to CareClix Holdings, Inc.

The Company is a holding company which had a wholly owned subsidiary, CHII, for the full year ended December 31, 2019 and a second wholly owned subsidiary, CareClix, Inc. commencing April 11, 2019. CHII is a supplement development company with a proprietary product. CareClix, Inc. is a Virginia corporation formed by the Company in April 2019 to receive proprietary and patent pending telemedicine operating software acquired by the Company.

A majority of the common stock of the Company is owned by Charles Scott, who controls the shareholder vote as a result. Mr. Scott is also Chairman of the Board of Directors and Chief Executive Officer.

On October 20, 2017, the Company acquired Clinical & Herbal Innovations, Inc. (CHII) a Georgia corporation, in a share exchange. The transaction was treated as a capital transaction where the Company was treated as a non-business entity; therefore, the accounting for the merger was identical to that resulting from a reverse merger except that no goodwill or other intangible assets were recorded. For accounting purposes, CHII was treated as the accounting acquirer and has been presented as the continuing entity. The historical financial statements are those of CHII as of October 21, 2017, except for the shareholder equity portion. The financial statements are reported in this Report on a consolidated basis with the Company along with the financial statements of CareClix, Inc and CHII.

In April 2019, the Company acquired the proprietary CareClix® operating software, and pending patent application for that software, the domain name and trademark for the software and other assets of KB Medical Systems, LLC, an unrelated company and the developer of the CareClix® operating systems for telemedicine providers. Under the terms of the acquisition agreement, the Company formed a new, wholly owned subsidiary CareClix, Inc., to acquire the CareClix® operating software and pending patent and commenced a new operating business with the assets following the acquisition. One of the two founders of KB Medical, Dr. John Korangy, and one other employee of KB Medical also joined the Company. Although undertaken as an asset acquisition, in the accompanying financial statements the acquisition has been treated as a business combination under ASC 805.

Following the closing of the acquisition of the CareClix® software and related assets, Dr. John Korangy was appointed as a member of the Board of Directors of the Company and as CEO of CareClix, Inc.

Commencing April 12, 2019, the primary business of the Company became telehealth through its wholly-owned subsidiary, CareClix, Inc. The existing business of Clinical and Herbal Innovations, Inc. remained as the sale and distribution of supplement products through December 31, 2019.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS FOR CONSOLIDATION

The financial statements and Notes of the Company were prepared on a consolidated basis with the wholly-owned subsidiaries, Clinical and Herbal Innovations, Inc. and CareClix, Inc. (as of April 2019) and all intercompany activities were eliminated in the consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence, the fair value of share-based payments, and the fair value of derivative liabilities. Actual results could differ materially from those estimates.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with maturity of three months or less cash equivalents. There were no cash equivalents as of December 31, 2019 and December 31, 2018.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2019, and December 31, 2018, the Company had reserves of $0 and $0, respectively.

INVENTORY

Inventory is stated at lower of cost or net realizable value (on a first in-first out basis). The inventory consisted of finished goods supplements. A total of $29,765 in inventory was determined to be impaired as of December 31, 2019 leaving an inventory balance of $4,185. The impairment charge is included in cost of revenues in the statement of operations.

Inventory as of December 31, 2019 and December 31, 2018 was $4,185 and $41,770.

BUSINESS COMBINATION

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred within acquisition-related (income) expenses, net. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

The estimated fair value of acquired assets and assumed liabilities are determined primarily using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.

EQUIPMENT, NET

Equipment is stated at cost less depreciation and is depreciated over their estimated useful lives.

	December 31, 2019	December 31, 2018
Equipment	$71,750	$15,750
Less: accumulated depreciation	(18,433)	(7,350)
Total	$53,317	$8,400

The estimated useful life of equipment is 5 years. Depreciation for the years ended December 31, 2019 and 2018 was $11,083 and $3,150, respectively.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on December 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses in 2019.

LEASE ACCOUNTING

In February 2016, the FASB issued ASU 2016-02, Leases, codified as ASC 842 Leases (“ASC 842”). ASC 842 requires leases to be accounted for using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right. Prior to adopting ASC 842, the Company followed the lease accounting guidance as issued in ASC 840, Leases (“ASC 840”) under which the Company classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. Effective January 1, 2019, the Company adopted ASC 842 . Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The Company also applied the practical expedient which provides an additional transition method which allows entities to elect not to recast comparative periods presented.

The package of practical expedients provided by ASC 842, allowed the Company to forgo reassessing the following upon adoption of the new standard: (1) whether contracts contain leases for any expired or existing contracts, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing or expired leases.

In addition, the Company elected an accounting policy to exclude from the balance sheet the right-of-use assets and lease liabilities related to short-term leases, which are those leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The standard did not have a material impact in the Company’s balance sheets or in the statement of operations.

During 2019, the Company subleased space in a commercial property leased by Mr. Scott, the majority shareholder, CEO and Chairman of the Board of the Company. The sublease had been on a month-to-month basis in years prior to 2019; however, the Company entered into a one year short-term lease for the property, with no option for renewal or purchase, effective January 1, 2019. As a month-to-month, short-term operating lease with no variable lease payments or purchase or renewal option, the Company elected not to create a right of use asset or lease liability and instead reported the short-term lease payments monthly as accrued, as lease expense under the practical expedient.

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

Level 1. Observable inputs such as quoted prices in active markets,

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Level 3. Unobservable inputs in which there is little or no market data which requires the reporting entity to develop its own assumptions.

Except as noted below under convertible notes (see Convertible Notes, Note 6), the Company did not have any other assets or liabilities measured at fair market value on a recurring basis at December 31, 2019 and December 31, 2018. Additionally, the Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during the years ended December 31, 2019 and 2018.

The convertible notes embedded derivative liability represents the fair value of the conversion option, contingent redemption and contingent interest features. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the derivative liability using a Black Scholes valuation model. This valuation model considers the Company's future stock price, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may become convertible. The Company marks the derivative liability to market at the end of each reporting period due to the conversion price not being indexed to the Company's own stock. Changes in the fair value of the convertible note embedded derivative liability is reflected in our consolidated statements of operations as “Change in fair value of derivative liability.”

Accordingly, the Company classifies the embedded derivative liability associated with the convertible notes as level 3 in the fair value hierarchy (see Note 6 Convertible Notes & Note 7 Derivative Liability).

DERIVATIVE INSTRUMENTS

Equity instruments or debt may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, “Derivatives and Hedging”, formerly known as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The Company has determined that certain conversion features embedded in convertible notes are derivatives. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model.

REVENUE RECOGNITION

Under ASC 606 the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation (i.e., either point in time or over time). The Company measures revenue based on consideration specified in a contract with a customer, and the Company recognizes revenue when a performance obligation is satisfied by transferring control over the service to the customer which could occur overtime or at a point in time.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as (or when) they are performed. Substantially all customer contracts provide that compensation is received for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We generate our revenue primarily from the use of CareClix software by third parties (Software as a Service or SaaS) and revenues from patient consultations through the CareClix telemedicine system. The CareClix software system is a cloud-based software system used by both the Company’s internal physician network and third-party customers (i.e., doctors or healthcare providers) who use the software to service their clients.

ASC 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 2014-09, the "new revenue standards" or "ASC 606"). The Company adopted the guidance under the new revenue standards effective January 1, 2018 using the modified retrospective approach.

Nature of Our Revenue

Software as a Service (SaaS) Revenue:

The CareClix software system is used by certain third-party customers (or doctors/healthcare providers) to service their telemedicine clients (or patients) under written service agreements with CareClix, Inc. Generally, these customers are third-party doctors who are using the SaaS CareClix platform to provide telemedicine services and virtual consultations to their patients. In consideration for the usage of the platform the customer remits the fees for the license as indicated within the agreement. This revenue stream consists of the fees for the license of the SaaS CareClix virtual platform, inclusive of ongoing maintenance and support as detailed within the contract with the customer.

Additionally, the Company provides implementation services to the customer to make the software available for use. The implementation is performed in several phases: i) analyze phase – requirements gathering session and document; ii) build phase – application configuration, CareClix Anywhere installation, hardware, alpha review, and training material for end users; iii) certify phase – user acceptance testing; iv) deploy phase – clinical administrator training, end user training, and agreement on a “go live” date for the software; and v) end phase – CareClix Professional Services will support the customer in the four weeks after the software has gone live. After the four-week period, the customer will be in a steady state and will be transitioned to CareClix Support.

The Company recognizes the revenue from the SaaS contracts, as one single performance obligation, which is recognized straight-line over the initial contract term.

Implementation of the SaaS contracts is not a separate performance obligation as it does not transfer the customer any separate and distinct benefit on its own and is therefore bundled with the recurring fees into one performance obligation. Fees related to the implementation services are deferred until the go-live date and recognized as revenue over the initial term of the contract.

Telemedicine revenue

Other customers of CareClix use the CareClix telemedicine platform directly to service their clients or members and the CareClix software maintains the record of the number of consultations and other work performed for the customer’s clients, using the CareClix contracted medical doctors, and CareClix recognizes the revenue when the consultation occurs, in accordance with the written agreement between CareClix and the customer.

Product Sales

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

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue following the five-step model prescribed under ASC 606:

1)           Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)            Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)           Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer.

4)            Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into consideration available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)           Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. The Company will recognize revenue over time under the straight-line method of measuring progress per month over the initial service term of the contract and has identified the services provided as a series in accordance with the guidance.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following table presents our disaggregated revenues by type of revenue:

Type of Revenue	December 31, 2019	December 31, 2018
Software as a Service (SaaS) revenue	$394,797	$—
Telemedicine revenue	1,111,154	—
Product sales	15,420	21,022
	$1,521,371	$21,022

The Company had one customer that accounted for approximately 36% of total revenues for the year ended December 31, 2019.

Contract balances

The incremental costs of obtaining a contract with a customer and fulfillment costs are typically not significant to the customer contracts. Any material capitalized contract costs are amortized, with the expense recognized as an entity transfers the related goods or services to the customer or expensed over the life of the capitalized assets if the assets fall under the scope of other accounting guidance (i.e., ASC 360 Property, Plant, and Equipment).

The Company incurs implementation costs to fulfill a contract that should be recognized as an asset. The Company will amortize costs to fulfill the contract over the initial term of the contracts as renewals cannot be reasonably determined at the inception of the customer contract.

The Company does not have significant remaining unfulfilled performance obligations as of December 31, 2019 and does not have contract receivables or contract liabilities.

COST OF REVENUE

Cost of revenue consisted of product costs, service costs, an inventory impairment charge and fulfillment fees for supplement sales through the internet of $40,045 and $9,740 for the year ended December 31, 2019 and the year ended December 31, 2018, respectively. Additionally, cost of revenues also included contracted services for telehealth sales of $770,658 and $0 for the year ended December 31, 2019 and December 31, 2018, respectively. The Company recognized cost of revenues of $810,703 and $9,740 during the years ended December 31, 2019 and 2018, respectively.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $1,412 and $20, respectively.

INCOME TAXES

The Company accounts for income taxes under ASC 740 “Income Taxes”. Under the asset and liability method of FASB ASC 740, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax asset if it is more likely than not that the Company will not realize tax assets through future operations. For the year ended 2019, we established a valuation allowance for the entire deferred tax asset except for $345.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT COSTS

CareClix, Inc. engages in regular and continuing development and refining of its proprietary CareClix™ operating software. All of the related development costs are expensed as incurred. For the year ended December 31, 2019, CareClix incurred approximately $510,499 in development costs, and $0 for the year ended December 31, 2018.

GOING CONCERN ANALYSIS

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt regarding the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (February 16, 2021). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before February 16, 2022.

The Company is subject to a number of risks similar to those of other Telehealth companies, healthcare consulting companies and subscription based businesses, including its dependence on outside sources of capital, the Company’s ability to maintain and grow its subscriber base, uncertainty of generation of revenues and positive cash flow, dependence on key individuals, risks associated with research, development, testing, and successful protection of intellectual property, and the Company’s susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2019, the Company had an accumulated deficit of $24,144,620, a net loss of $22,372,128, and cash used in operating activities of $821,749. As of and for the year ended December 31, 2018, the Company had an accumulated deficit of $1,772,492 a net loss of $402,659, and cash used in operating activities of $68,054.

In the past the Company has financed operations through loans from an Officer of the Company and two private offerings of convertible debt. The Company also plans to support its operations by continuing to raise the additional capital until the planned operating results are achieved. The Company business plan calls for significant expansions of the current business and consideration of potential mergers and additional funding will be required to support these expansion efforts.

The Company is unable to predict the extent of any future losses or when the Company will become profitable. Any debt financing, if available, may include potential restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly scale back its current operations or (ii) relinquish or otherwise dispose of rights to technologies or products on unfavorable terms. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.

Without raising additional capital there is substantial doubt about the Company’s ability to continue as a going concern through February 16, 2022. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

RECLASSIFICATIONS

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

Financial instruments

On January 1, 2019, the Company adopted FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income The Company adopted the standard effective January 1, 2019. There was no impact on adoption.

New accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to implement the provisions of ASU 2016-13 as of January 1, 2020. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements. The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The following are the changes that will have an immediate disclosure impact for the Company upon adoption of the guidance for fair value measurement: (i) disclosure of the valuation processes for Level 3 fair value measurements is no longer required, (ii) changes in unrealized gains and losses for the reporting period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period is a new disclosure requirement, and (iii) the range and weighted average (or reasonable and rational method) of significant unobservable inputs used to develop Level 3 fair value measurement is a new disclosure requirement. Other than updating the applicable disclosures, the adoption of this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. Updates are related to intraperiod tax allocation, deferred tax liabilities for equity method investments interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The guidance for ASU No. 2019-12 becomes effective on January 2021. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that recently adopted accounting pronouncements will not have a material impact on the financial statements.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Restatement

CareClix Holdings, Inc., Inc. (the “Company”) is restating herein its historical financial statements for the interim periods ended June 30, 2019 and September 30, 2019. The restatement is the result of adjustments attributable to convertible notes originally classified as share settled debt instruments and subsequently reassessed to have embedded conversion features which qualify as a derivative liability.

In addition, the Company corrected additional identified out-of-period and uncorrected misstatements that were material, individually or in the aggregate, to the consolidated financial statements. These misstatements were primarily related to, incorrect revenue recognition, balance sheet misclassifications, unreconciled bank accounts, recording of various accrual and purchase invoices in the incorrect accounting period, and other misstatements, all of which are described in more detail in restatement references (a) through (f) below.

Description of Restatement Adjustments

Set forth below is a description of the restatement adjustments reflected in the restatement of previously issued financial statements.

Changes in accounting of Convertible Notes.

The Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. The Company closed on a total of $1,680,000 in convertible notes (“the Notes”). As issued, the Notes bear interest at 6 % per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50 % of the closing price of the stock at the time of a conversion election. No conversions were permitted during the first six months after issue.

Due to the conversion feature of the Notes, the Company evaluated the proper accounting and reporting treatment. The Company initially concluded, after review of the applicable guidance ASC 480 Distinguishing Liabilities from Equity, that the Notes should be reflected as Share Settled Debt at fair value. Accordingly, the Company recorded on its balance sheet a Premium Liability of $1,680,000, and $1,680,000 for the principal debt amount, for the three months ended June 30, 2019 and September 30, 2019. Additionally, premium interest expense of $1,680,000 was recorded to the statement of operations as other income expense during the three month period ended June 30, 2019.

The Company further evaluated the Notes in accordance with ASC 815 Derivatives and Hedging and determined that the embedded components of these contracts qualify as derivatives to be separately accounted for as a liability. As a result of this accounting treatment, the fair value of the embedded derivatives is marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of this derivative, the instrument is marked to fair value at the conversion date and then that fair value is classified to equity. Upon the issuance of the Notes, the derivative liability was valued at $4,332,800 and recorded as an original issue discount. The value of this discount in excess of the Notes was recorded to interest expense immediately, in the amount of $2,652,800. The derivative liability is accounted for as a debt discount to the Notes and accreted into interest expense over the life of the note using the effective interest method.

The changes made by the restatement for the three months and six months ended June 30, 2019, and the three months and nine months ended September 30, 2019, are as follows:

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Restated
Three Months ended June 30, 2019	June 30, 2019	June 30, 2019	Restated Impact
	(Unaudited)	(Unaudited)	Increase/(Decrease)
Balance Sheet
Note Premium at fair value	$1,680,000	$—	$(1,680,000)
Note Discount for Derivative liability	—	(1,672,355)	(1,672,355)
Derivative Liability	—	2,390,561	2,390,561
	$1,680,000	$718,206	$(961,794)
Statement of Operations
Interest premium expense on convertible notes	(1,680,000)	(2,660,445)	(980,445)
Gain (Loss) on FMV adjustment to Derivative	—	1,942,239	1,942,239
	$(1,680,000)	$(718,206)	$961,794

	As Previously Reported	Restated
Six Months ended June 30, 2019	June 30, 2019	June 30, 2019	Restated Impact
	(Unaudited)	(Unaudited)	Increase/(Decrease)
Balance Sheet
Note Premium at fair value	$1,680,000	$—	$(1,680,000)
Note Discount for Derivative liability	—	(1,672,355)	(1,672,355)
Derivative Liability	—	2,390,561	2,390,561
	$1,680,000	$718,206	$(961,794)
Statement of Operations
Interest premium expense on convertible notes	(1,680,000)	(2,660,445)	(980,445)
Gain (Loss) on FMV adjustment to Derivative	—	1,942,239	1,942,239
	$(1,680,000)	$(718,206)	$961,794

	As Previously Reported	Restated
Three Months ended September 30, 2019	September 30, 2019	September 30, 2019	Restated Impact
	(Unaudited)	(Unaudited)	Increase/(Decrease)
Balance Sheet
Note Premium at fair value	$1,680,000	$(1,551,161)	$(3,231,161)
Derivative Liability	—	2,918,799	2,918,799
	$1,680,000	$1,367,638	$(312,362)
Statement of Operations
Interest Premium expense on convertible note	—	(120,694)	(120,694)
Gain (Loss) on FMV adjustment to Derivative	—	(721,262)	(721,262)
	$—	$(841,956)	$(841,956)

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Restated
Nine Months ended September 30, 2019	September 30, 2019	September 30, 2019	Restated Impact
	(Unaudited)	(Unaudited)	Increase/(Decrease)
Balance Sheet
Note Premium at fair value	$1,680,000	$(1,551,161)	$(3,231,161)
Derivative Liability	—	2,918,799	2,918,799
	$1,680,000	$1,367,638	$(312,362)
Statement of Operations
Interest Premium expense on convertible note	—	$(2,781,139)	(2,781,139)
Gain (Loss) on FMV adjustment to Derivative	—	1,220,977	1,220,977
	$	$(1,560,162)	$(1,560,162)

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2019 (As previously reported and restated)

	As Previously Reported	Restated
	June 30, 2019	June 30, 2019		Restated Impact
	(Unaudited)	(Unaudited)		Difference
Assets
Current assets:
Cash	$385,211	$385,776	(A)	$565
Accounts receivable, net	280,151	356,498	(B)	76,347
Prepaid expenses	—	13,899	(C)	13,899
Inventory	38,833	38,833		—
Total current assets	704,195	795,006		90,811

Fixed assets, net of depreciation	76,533	76,533		—

Other assets
Intangible assets, net of amortization	1,735,814	1,735,814		—
Goodwill	50,000	50,000		—
Total Other Assets	1,785,814	1,785,814		—
Total Assets	$2,566,542	$2,657,353		$90,811

Liabilities
Current liabilities
Accounts payable	9,490	12,198	(D)	2,708
Accrued interest	21,527	21,527		—
Accrued expenses	88,790	88,790		—
Convertible Notes	1,680,000	1,680,000		—
Note Premium at fair value	1,680,000	—	(F)	(1,680,000)
Note discount for derivative liability	—	(1,672,355	)(F)	(1,672,355)
Derivative liability	—	2,390,561	(F)	2,390,561
Balance due on acquisition	900,000	900,000		—
Deferred revenue	—	11,900	(E)	11,900
Related Party Loans	372,195	372,195		—
Related Parties Payables	1,447,250	1,447,250		—
Total Liabilities	$6,199,252	$5,252,066		$(947,186)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued and outstanding
Common Stock, $0.001 par value, 300,000,000 shares authorized; 103,804,390 shares issued and outstanding
	103,804	103,804		—
Additional Paid in Capital	102,888	102,888		—
Accumulated Deficit	(3,839,402)	(2,801,405)		1,037,997
Total Stockholders' Deficit	(3,632,710)	(2,594,713)		1,037,997
Total Liabilities and Stockholders' Deficit	$2,566,542	$2,657,353		$90,811

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the changes in account balances resulting from the restated items, other amounts were also recorded. These amounts were due primarily to timing differences in expenses or revenues inappropriately recorded in the wrong accounting periods. These amounts were identified as part of the audit of the financial statements for the year ended December 31, 2019 and did not represents a substantial change to the financial statements; however, since the Company is restating its financial statements for the two periods, these timing differences are reflected in the restated financial statements, with the reason for the additional changes outlined below.

Note:

(A)	The increase in the cash balance of $565 resulted from the double counting of a paid expense, that was incorrectly recorded in the as previously reported balance as of June 30, 2019.
(B)	The increase in accounts receivable of $76,347 resulted from an accrual of revenue that was incorrectly recognized in the incorrect period. Restated and recognized in the period in which the revenue was earned.
(C)	The increase in prepaid expense of $13,899 resulted from previously incorrectly expensing insurance in the statement of operations. Restated and recorded as a prepaid asset and recognized to the statement of operation over its term.
(D)	The increase in accounts payable of $2,708 resulted from a purchase accrual being recognized in an incorrect period. Restated to reflect the expense in correct accounting period.
(E)	The increase in deferred revenue of $11,900 resulted from implementation revenue fees, previously recognized as revenue in the statement of operations.
(F)	Restatement related to the incorrect accounting treatment for derivative liability refer to Change in Accounting of Convertible Note section above.

The changes resulting from the restatement items and the additional timing differences are reflected in the below Statements of Operations for the three and six months ended June 30, 2019.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of operations for the three and six months ended June 30, 2019 (as previously reported and restated)

	3 Months Ended		6 Months Ended
	June 30, 2019	June 30, 2019	June 30, 2019	June 30, 2019
	As Previously Reported	Restated	As Previously Reported	Restated

Revenues, net of returns	$438,842	$502,689	$443,193	$507,040
Cost of Revenue	(286,012)	(237,203)	(288,563)	(239,753)
Gross Profit	152,830	265,486	154,630	267,287

General, selling and administrative expenses
Officer salaries	30,000	30,000	60,000	60,000
Rent and Management fees	25,500	25,500	51,000	51,000
Payroll expense	107,155	99,240	107,155	99,240
Consulting expenses	74,845	74,845	114,842	114,842
Professional fees	26,250	16,250	47,150	36,150
Other expenses	126,780	186,185	135,496	190,865
Total expenses	390,530	432,020	515,643	552,097

Operating loss	$(237,700)	$(166,534)	$(361,013)	$(284,810)

Nonoperating income (expenses)
Interest income	2,340	2,340	2,340	2,340
Interest expense	(24,847)	(24,847)	(28,237)	(28,237)
Interest premium expense on convertible notes	(1,680,000)	—	(1,680,000)	—
Amortization of debt discount		(2,660,445)		(2,660,445)
Gain (Loss) on FMV adjustment to Derivative	—	1,942,239	—	1,942,239
Total nonoperating income (expenses)	(1,702,507)	(740,713)	(1,705,897)	(744,103)
Net loss	$(1,940,207)	$(907,247)	$(2,066,910)	$(1,028,913)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average number of shares of common stock outstanding- Basic	103,804,390	115,164,093	103,804,390	115,780,565

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2019 (as previously reported and restated)

	As Previously Reported	Restated
	September 30, 2019	September 30, 2019		Restated Impact
	(Unaudited)	(Unaudited)		Difference
Assets
Current assets:
Cash	$135,927	$137,237	(A)	$1,310
Accounts receivable, net	239,661	310,774	(B)	71,113
Prepaid expenses	—	10,022	(C)	10,022
Inventory	36,749	36,749		—
Total current assets	412,337	494,782		82,445

Fixed assets net of depreciation	72,533	72,533		—
Other assets
Intangible assets, net of amortization	1,736,454	1,736,454		—
Total Assets	$2,221,324	$2,303,769		$82,445

Liabilities
Current liabilities
Accounts payable	67,954	53,529	(D)	(14,425)
Accrued interest	67,112	43,887		(23,225)
Accrued expenses	91,815	91,815		—
Convertible Notes	1,680,000	1,580,000		(100,000)
Note Premium at fair value	1,680,000	(1,551,661	)(F)	(3,231,661)
Derivative Liability	—	2,918,799	(F)	2,918,799
Deferred revenue	—	33,268	(E)	33,268
Related Party Loans	372,195	372,195		—
Related Parties Payables	1,526,750	1,526,750		—
Stock issuable as compensation	25,000	25,000		—
Stock issuable for acquisition	900,000	900,000		—
Total Liabilities	$6,410,826	$5,993,582		$(417,244)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued and outstanding
Common Stock, $0.001 par value, 300,000,000 shares authorized; 104,869,821 shares issued and outstanding
at September 30, 2019	103,804	104,869		1,065
Additional Paid in Capital	102,888	397,817		294,929
Accumulated Deficit	(4,396,194)	(4,192,499)		203,695
Total Stockholders' Deficit	(4,189,502)	(3,689,813)		499,689
Total Liabilities and Stockholders' Deficit	$2,221,324	$2,303,769		$82,445

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note:

(A)	The increase in the cash balance of $1,310 resulted from the double counting of a paid expense, that was incorrectly recorded in the as previously reported balance as of September 30, 2019.
(B)	The increase in accounts receivable of $71,113 resulted from an accrual of revenue that was incorrectly recognized in the incorrect period. Restated and recognized in the period in which the revenue was earned.
(C)	The increase in prepaid expense of $10,022 resulted from previously incorrectly expensing insurance in the statement of operations. Restated and recorded as a prepaid asset and recognized to the statement of operation over its term.
(D)	The increase in accounts payable of $14,425 resulted from a purchase accrual being recognized in an incorrect period. Restated to reflect the expense in correct accounting period.
(E)	The increase in deferred revenue of $33,268 resulted from implementation revenue fees, previously recognized as revenue in the statement of operations. Restated as deferred revenue and recognized over the term of the contract.
(F)	Restatement related to the incorrect accounting for derivative liability refer to Change in Accounting of Convertible Note section above.

The changes resulting from the restatement items and the timing differences are reflected in the below Statements of Operations for the three and nine months ended September 30, 2019.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of operations for the three and nine months ended September 30, 2019 (as previously reported and restated)

	3 Months Ended		9 Months Ended
	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019
	As Previously Reported	Restated	As Previously Reported	Restated
Revenues, net of returns	$531,836	$500,343	$975,030	$1,007,383
Cost of Revenue	(349,386)	(278,610)	(637,950)	(518,383)
Gross Profit	182,450	221,733	337,080	489,000
General, selling and administrative expenses
Officer salaries	30,000	30,000	90,000	90,000
Rent and Management fees	25,500	25,500	76,500	76,500
Payroll expense	107,709	107,616	214,864	206,856
Consulting expenses	95,053	170,356	209,895	285,198
Professional fees	51,075	41,325	98,225	72,475
Other expenses	381,019	367,443	516,515	563,288
Total expenses	690,356	742,240	1,205,999	1,294,317

Operating loss	(507,906)	(520,507)	(868,919)	(805,317)

Nonoperating income (expenses)
Interest income	134	134	2,474	2,474
Interest expense	(49,020)	(28,765)	(1,757,257)	(57,002)
Amortization of debt discount	—	(120,694)	—	(2,781,139)
Gain (Loss) on FMV adjustment to Derivative	—	(721,262)	—	1,220,977
Total nonoperating income (expenses)	(48,886)	(870,587)	(1,754,783)	(1,614,690)

Net loss	$(556,792)	$(1,391,094)	$(2,623,702)	$(2,420,007)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	(0.02)

Average number of shares of common stock outstanding	103,804,390	116,410,890	103,804,390	111,746,947

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated cash flow statements for the six months ended June 30, 2019 (as previously reported and restated)

	Six Months Ended June 30, 2019
	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,066,910)	$(1,028,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,053	46,053
Premium on convertible notes	1,680,000	—
Gain or loss on fair value adjustment of derivative	—	(1,942,239)
Amortization of debt discount	—	2,660,445
Change in operating assets and liabilities:
Inventory	2,936	2,937
Prepaid insurance	—	(13,899)
Deferred revenue	—	11,900
(Decrease) in accounts payable	(12,980)	5,478
Increase in related party payables	174,750	207,632
Increase in accrued expenses	88,790	88,790
Increase in accrued interest	21,527	21,527
(Increase) in accounts receivable	(280,151)	(356,498)
Net cash used in operating activities	(345,985)	(296,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,000,000)	(1,000,000)
Net cash used in investing activities	(1,000,000)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible notes	1,680,000	1,680,000
Proceeds from related parties	49,820	—
Net cash provided by financing activities	1,729,820	1,680,000

Net increase in cash	$383,835	$383,213
Cash, beginning of period	2,563	2,563
Cash, end of period	385,211	385,776

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Cash flow statements for the nine months ended September 30, 2019 (as previously reported and restated)

	Nine Months Ended September 30, 2019
	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,623,702)	$(2,420,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,413	99,413
Premium on convertible notes	1,680,000	—
Gain or loss on fair value adjustment of derivative	—	(1,220,977)
Amortization of debt discount	—	2,781,139
Stock compensation	25,000	25,000
Change in operating assets and liabilities:
Prepaid insurance	—	(10,022)
Inventory	5,021	5,021
Deferred revenue	—	33,268
Accounts payable and accrued expenses	220,161	185,481
Related party payables	238,500	287,132
Accounts receivable	(239,661)	(310,774)
Net cash used in operating activities	(595,268)	(545,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,000,000)	(1,000,000)
Net cash used in investing activities	(1,000,000)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible notes	1,680,000	1,680,000
Proceeds from related party loan	48,632	—
Net cash provided by financing activities	1,728,632	1,680,000

Net increase in cash	$133,364	$134,674
Cash, beginning of period	2,563	2,563
Cash, end of period	135,927	137,237

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Stockholders’ Deficit for the periods ended June 30, 2019 and September 30, 2019 (as previously reported and as restated)

				Additional
		Common		Paid-in	Accumulated
		Shares	Amount	Capital	Deficit	Total
As Previously Reported
Balance, March 31, 2019		116,410,890	$116,411	$90,281	$(1,899,195)	$(1,692,503)
Net Loss		—	—	—	(1,940,207)	(1,940,207)
Cancellation of shares		(12,606,500)	(12,607)	12,607	—	—
Balance, June 30, 2019		103,804,390	$103,804	$102,888	$(3,839,402)	$(3,632,710)

Restatement Impacts
Balance, March 31, 2019		116,410,890	$116,411	$90,281	$(1,894,158)	$(1,687,466)
Net Loss	(A)	—	—	—	(907,247)	(907,247)
Cancellation of shares		(12,606,500)	(12,607)	12,607	—	—
Balance, June 30, 2019		103,804,390	103,804	102,888	(2,801,405)	(2,594,713)

As Previously Reported
Balance, June 30, 2019		103,804,390	$103,804	$102,888	$(3,839,402)	$(3,632,710)
Net Loss		—	—	—	(556,792)	(556,792)
Balance, September 30, 2019		103,804,390	$103,804	$102,888	$(4,396,194)	$(4,189,502)

Restatement Impacts
Balance, June 30, 2019		103,804,390	$103,804	$102,888	$(2,801,405)	$(2,594,713)
Net Loss	(A)	—	—	—	(1,391,094)	(1,391,094)
Shares issued for convertible notes		1,065,431	1,065	101,905	—	102,970
Derivative conversion	(B)	—	—	193,024	—	193,024
Balance, September 30, 2019		104,869,821	$104,869	$397,817	$(4,192,499)	$(3,689,813)

Note:

(A)	The restated accumulated deficit balance is primarily as a result of incorrect accounting for the convertible notes and acquisition related depreciation and amortization expenses. Additionally, various expenses and revenues were incorrectly recorded in the wrong accounting periods, (refer to Change in accounting of convertible note section).

(B)	The restated additional paid in capital balance is as a result of the incorrect accounting treatment for the derivative liability associated with the Company’s convertible notes, (refer to Change in accounting of convertible note section).
F-26

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Combinations

In April 2019, the Company completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated Company, for a total consideration of $1,900,000, of which $1,000,000 was paid in cash at closing and the balance of which was paid in October 2019 by the issuance of 2,694,612 shares of unregistered common stock of the Company valued at $900,000, based on the five day trailing average closing market price of the common stock. The assets acquired did not include a majority of the assets of KB Medical as reported on its closing date balance sheet and were acquired free of any and all liabilities of KB Medical Systems, LLC. The primary asset acquired was the CareClix® software, the CareClix® trademark and domain name and the patent pending on the CareClix® software, which are all interrelated and considered by management in essence as a single asset; the remaining assets acquired were incidental to the principal purchase.

Following the acquisition, the acquired assets were contributed by the Company to a newly formed Virginia subsidiary corporation, CareClix, Inc., incorporated for that purpose. CareClix, Inc. commenced new operations at the offices of the Company in Virginia with new marketing, management and finance staff, and one of the two founders and only one other former employee of KB Medical Systems, Inc. have been employed by CareClix, Inc.

Based on the terms of the acquisition, the Company evaluated the proper accounting treatment for this acquisition to determine if the acquisition should be treated for accounting purposes as an acquisition of assets, or as a business combination under ASC 805. The Company concluded that, since some, but not all, of the customers of KB Medical Systems became customers of the Company, due to the fact that they were already using the CareClix® Software acquired by the Company, and to the accounting guidance that indicates that separate intangible assets acquired in an acquisition transaction are to be treated as separate assets and not a single asset, ASC 805 would require the transaction to be reported as a business combination. ASC 805 mandates the evaluation of the inputs and outputs of each separate asset acquired with an allocation of the total purchase price to all assets acquired, including goodwill. In this evaluation, the Company concluded initially that the patent pending, trademark and domain name have minimal value as separate assets apart from the software, and that any goodwill value was minimal apart from the software itself. Accordingly, the Company recorded the acquisition as a business combination, and allocated the total purchase price based on the respective fair values or replacement values of the various assets in its Form 10-Q filings for June 30 and September 30, 2019. The allocations were based on management’s best estimate of values based on replacement values, but the Company reserved the right to re-evaluate the assets and allocation over the next 12 months, as permitted in ASC 805: The initial allocation was as follows:

CareClix Software	$1,500,000
Computer Equipment	$50,000
Furniture and equipment	$3,000
Medical Equipment	$27,000
Patent application and rights thereto	$50,000
CareClix domain name (CareClix.com)	$100,000
CareClix trademark and trade name	$120,000
Goodwill	$50,000
Total Assets acquired	$1,900,000

As part of the review of its financial statements and preparation for the audit of its financial results for the fiscal year ended December 31, 2019, the Company retained the services of an independent valuation firm to review the valuations and allocations. As a result of that independent review, the Company has reallocated the total acquisition price as follows:

Tangible assets	$56,000
Technology	$936,591
Trade names and trademarks	$66,899
Customer relationships	$12,294
Assembled workforce	$100,100
Goodwill	$728,116
Total Assets acquired	$1,900,000

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is unable to file audited financial statements for KB Medical Systems, LLC for the pre-acquisition years due to the lack of access to and the inadequacy of the financial records of KB Medical Systems, LLC.

Note 4. Intangible Assets

In April 2019, the Company completed the acquisition of certain assets of KB Medical Systems, LLC, an unaffiliated Company, for a total consideration of $1,900,000. In connection with this acquisition, the Company acquired the below intangible assets. The fair value allocated to the definite lived assets is depreciated over their expected useful life, Expected Useful lives for each category of intangible asset are as follows:

Definite-Lived Intangible Assets	Expected Useful life
Technology	8 years
Customer Relationships	11 years
Tradenames and Trademark	9 years

Intangible assets are comprised of the following items:

December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value
Technology	$936,591	$(84,356)	$852,235
Customer relationships	12,294	(805)	11,489
Tradenames and Trademarks	66,899	(5,357)	61,542
Total other intangible assets	$1,015,784	$(90,518)	$925,266
Goodwill	828,216	—	828,216
Total	$1,844,000	$(90,518)	$1,753,482

Amortization expense for intangibles was $90,518 and $0 during the years ending December 31, 2019 and 2018, respectively and is recorded in general administrative expenses in the consolidated statement of operations. Goodwill and definite lived intangible asset balances at December 31, 2019 reflect the amounts as described in note 3 Business Combinations.

The Company estimates that amortization expense will be $102,210 per year, for the next five years.

Note 5. Accounts Payable and Accrued Expenses

	December 31,
	2019	2018
Trade Accounts Payable	$301,401	$6,720
Payroll Taxes	78,625	—
Doctor Wages	103,074	—
Accrued Other	3,318	—
Accrued Interest	14,529	—
Total	$500,947	$6,720

Note 6. Convertible Notes

April 2019 Note Offering. The Company commenced a private offering of convertible debt in the total principal amount of up to $3,000,000 in April 2019. The Company closed on a total of $1,680,000 in convertible notes (“the Notes”). As issued, the convertible notes bear interest at 6% per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to 50% of the closing price of the stock at the time of a conversion election. No conversions were permitted during the first 180 days after issue.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The notes had a maturity of one year after issuance, but maturity was extended by mutual consent during 2020 for one year with the addition of 10% per annum interest.

The Company evaluated the proper accounting and reporting treatment for the conversion features of the Notes. After review of the accounting guidance, the Company initially concluded that the Notes should be reflected as Share Settled Debt at fair value. A subsequent reevaluation of the Notes resulted in the conclusion that they contained derivative features and the original reporting of the Notes has been changed as a result. See Note 2 – Restatement.

Conversions of Notes: Commencing September 30, 2019 (the first permitted conversion date for the convertible notes issued during the second and third quarters of 2019) through December 31, 2019, the holders of a total of $1,271,098 in total principal value of convertible notes, plus accrued interest, elected to convert into common stock of the Company. As a result of the conversion elections through December 31, 2019, a total of 12,967,862 common shares had been issued. As of December 31, 2019, a total of $450,000 in principal value of the Notes remained outstanding and were convertible at that time into a total of 4,800,000 shares of common stock.

October 2019 Note Offering: The Company commenced a new convertible note offering in October 2019 and sold a total of $1,550,000 in notes through early 2020. A total of $100,000 in principal amount of the October 2019 Notes were sold in 2019 and were convertible into 533,333 shares of common stock at December 31, 2019. As issued, the convertible notes bear interest at 6% per annum and may be converted at the election of the holder into common stock of the Company at a conversion price per share equal to the 3 lowest trading prices during the ten trading days prior to the date of issuance. No conversions are permitted during the first 180 days after issue. The notes mature one year after issuance. The maturity of the notes has subsequently been extended by mutual agreement for one additional year. The convertible notes contain derivative features. The resultant derivative liability was not recognized, as it was nominal in value.

Note 7. Derivative Liability

The Company evaluated the Notes in accordance with ASC 815 Derivatives and Hedging and determined that the embedded components of these contracts qualify as a derivative to be separately accounted for as a liability. The Company records the fair value of the embedded components in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a Black Scholes model. The fair value of the derivative liabilities is revalued on each balance sheet date with a corresponding gain or loss recorded in the consolidated statement of operations. For the year ended December 31, 2019, the Company recorded a gain on the change in the fair value of derivative liability of $1,353,100 (2018 - $0). As at December 31, 2019, the Company recorded a derivative liability of $628,932.

The following inputs and assumptions were used to value the derivative liability outstanding during the years ended December 31, 2019:

Expected volatility	220%
Risk free rate	1.55%
Expected term (in years)	0.25
Stock Price	$0.21
Strike Price	$0.094

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2018	$—
New derivatives	4,332,800
Conversions	(2,350,768)
Mark to Market adjustment	(1,353,100)
Balance, December 31, 2019	$628,932

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The above calculations and assumptions relate only to the convertible notes issued by the Company in April and May 2019 and the derivative features of those notes. The Company issued a second set of notes, with different conversion features, beginning in October 2019; however, while the Company believes there may be derivative features of this second set of notes, only $100,000 in principal amount of those notes were sold in 2019, any resulting derivative liability was not recognized in 2019 as it was of nominal value.

Note 8. Payables to be settled with stock

	Shares	December 31, 2019
Shares accrued under an Employment Agreement	18,000,000	$5,940,000
Shares issued as year-end bonuses to employees	21,152,000	3,589,494
Shares issued to Advisory Board	395,000	67,032
Shares issued as compensation	150,669	35,000
	39,697,669	$9,631,526

For the year ended December 31, 2019, the Company reported Payables to be settled with stock in the total amount of $9,631,526 on its Balance Sheet.

Note 9. Stockholders’ Deficit

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

In October 2019, the Company issued 2,694,612 common shares in payment of the balance of $900,000 for the acquisition of the CareClix software in April 2019.

In October 2019, the Company entered into an employment agreement with Dr. Korangy, the CareClix CEO. Per the agreement, Dr. Korangy received 6,534,188 shares upon signing, and can earn an additional 18,000,000 shares based on the Company achieving certain revenue metrics. In the event the revenue metrics are not met, the shares will vest on April 16, 2021, without regard to his continued employment.

The fair value of the 6,534,188 shares at signing was $2,156,282. The Company also recognized the expense for the remaining 18,000,000 shares to be issued as of the signing of the agreement as no performance or service conditions exist and as the service period is deemed non-substantive. The fair value of the 18,000,000 shares to be issued was $5,940,000.

In September and December 2019, the Company issued 12,967,862 shares on conversion of the Notes and the interest accrued as of the date of conversion.

In November 2019, the Board of Directors authorized a one-time grant of common stock to certain officers and key employees in recognition of the efforts to initiate the CareClix, Inc. telehealth business in 2019. A total of 57,630,000 shares, valued at $6,339,300 were issued in December 2019. The Company has not adopted a formal stock option,

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock purchase or other compensatory stock plan.

A stock compensation bonus for the year ended December 31, 2019 was approved by the Board in January 2020 for 21,152,000 shares valued at $3,589,494, which were issued in January 2020. In January 2019, the Board granted 395,000 shares with a fair value of $67,032 to members of the Advisory Board for their 2019 service.

The stock compensation expense for 2019 can be summarized as follows:

Purpose	Shares	Value
Shares issued under Employment Agreement	6,534,188	$2,156,282
Shares accrued under Employment Agreement	18,000,000	5,940,000
Shares issued as start-up bonuses to employees	57,670,000	6,339,300
Shares issued as year-end bonuses to employees	21,152,000	3,589,494
Shares issued for Advisory Board	395,000	67,032
Shares issued to Consultant for service provided	150,669	35,000
Total	103,901,857	$18,127,108

In April 2019, the Company entered into a marketing agreement with Greg Arms who later became a member of the Board of Directors, to assist in the growth of the Company. As consideration for the marketing services, the Company agreed to issue $5,000 in dollar value of stock for each month of the five-month term of the agreement. A total of $35,000 was accrued as stock compensation issuable at December 31, 2019. The shares were issued in January 2020.

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

The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the year ended December 31, 2019: are as follows: 5,333,333 shares for the convertible notes outstanding.

Note 10. Income Taxes

The Tax Cuts and Jobs Act (Tax Reform Act) was enacted in December 2017. The Tax Reform Act reduced the corporate income tax rate from 35% to 21%, implemented a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposed a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries, limited business interest expense deductions and imposed limits on how net operating losses are utilized. In accordance with the Tax Reform Act, the Company reduced its gross deferred tax asset and corresponding valuation allowance to account for the tax rate change.

During the year ended December 31, 2019, the Company recorded a deferred tax liability of $345 to account for the book vs. tax basis difference related to the goodwill intangible asset, also known as a “naked credit.” The deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance for U.S. state income tax purposes. In accordance with the Tax Reform Act, losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes. However, such losses are limited to offset 80% of taxable income in future years. Thus, 80% of the U.S. federal deferred tax liability related to goodwill may be used to offset the valuation allowance. The sum of the U.S. state deferred tax liability and 20% of the U.S. federal tax liability related to goodwill was $345 as of December 31, 2019.

Apart from the $345 deferred tax expense mentioned above, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company experienced

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

losses since inception. The Company may reduce the valuation allowance against deferred tax assets at such time when it becomes more likely than not that the deferred tax assets will be realized. As of December 31, 2019, and 2018, management determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve months ended December 31, 2019 and 2018, or during the prior three years applicable under FASB ASC 740. Therefore, a liability for uncertain tax positions was not recorded as of December 31, 2019 and 2018. The Company filed all tax returns through December 31, 2018 and is in process of preparing its tax return for the year ended December 31, 2019.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets
Restricted stock	$4,639,655	$—
Right to use lease liability	52,510	—
Intangible assets	8,938	—
Net operating loss carryforward	838,693	372,223
Total deferred tax assets	5,539,796	372,223
Deferred tax liabilities
Unrealized gain	(348,288)	—
Goodwill	(9,371)	—
Right to use lease asset	(52,510)	—
Fixed assets	(18)	—
Total deferred tax liabilities	(410,187)	—
Subtotal	5,129,609	372,223
Valuation allowance	(5,129,954)	(372,223)
Net deferred tax asset / (liability)	$(345)	$—

The income tax expense (benefit) differs from the expense (benefit) that would result from applying federal statutory rates to loss before income taxes as follows:

	For the Years Ended December 31,
	2019		2018
	Amount	Rate	Amount	Rate
Expected federal statutory income tax	$(4,698,074)	21.0%	$(84,558)	21.0%
State income taxes, net of federal benefits	(872,212)	3.9%	(19,086)	4.7%
Nondeductible interest	833,843	(-3.7)%	—	—
Change in valuation allowance	4,736,788	(21.2)%	103,644	(25.7)%
Income tax expense (benefit)	$345	0%	$—	—

The Company did not pay any income taxes during the periods ended December 31, 2019 and 2018.

At December 31, 2019, the Company had unused federal and state net operating loss (“NOL”) carryforwards of approximately $3.3 million that may be applied against future taxable income. These carryforwards expire at various dates through December 31, 2039, with the exception of approximately $2.2 million of federal net operating loss carryforwards, which will not expire. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carryforwards arising after January 1, 2018, will now be limited to 80 % of taxable income.

The use of the Company’s NOL carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

equity ownership by one or more five-% stockholders (or certain groups of non-five-% stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service.

If the Company experiences an ownership change in the future and if the Company has net taxable income, the Company’s ability to use pre-change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if the use of NOL carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise, or similar taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

Note 11. Commitments and Contingencies

Employment Agreements:

On October 15, 2019, CareClix, Inc. entered into an employment agreement with Dr. John Korangy, one of the developers of the CareClix software and President of CareClix. The agreement provides that Dr. Korangy will receive a total of $250,000 in Base Salary for the first two years of the contract period, with the compensation for the first year payable in common stock of Solei. The stock to be issued will be issuable on the normal payroll payment dates for all other employees of CareClix and will be issued quarterly at the average trading price of the last five days of the quarter, with the number of shares being reduced to cover the cost of any required payroll taxes payable on the compensation. In addition, a stock award of 24,534,188 common shares will be issued within 30 days after the effective date of the agreement, vesting as follows: 6,534,188 shares of common stock vest as of the Date of Execution without regard as to continued employment with the Company; an additional 6,000,000 shares vest upon the Company's trailing 12-month gross revenue reaching $50,000,000; an additional 6,000,000 shares vest upon the Company's trailing 12-month gross revenue reaching $100,000,000; an additional 6,000,000 shares vest upon the Company's trailing l2-month gross revenue reaching $200,000,000. Notwithstanding the foregoing, any unvested portion of the Stock Award will vest no later than April 16, 2021, without regard as to employment with the Company and without regard to the Company's achievement of gross revenue in excess of the above-referenced thresholds. See Note 9 for the accounting of the employment agreement.

In addition to the Annual Base Salary, Dr. Korangy is entitled to receive a “Target Bonus" based upon the Company's trailing l2-month gross revenue reaching Fifteen Million Dollars ($15,000,000) ("Bonus Target mount"). Within 30 days after the Bonus Date, the Company shall issue to Dr. Korangy a Target Bonus consisting of: (i) that number of shares of Solei common stock having a fair market value (as of the Bonus Date) equal to three % (3%) of the Bonus Target Amount (the "Stock Bonus"); and (ii) cash in an amount equal to the greater of the following: (1) two % (2%) of the Bonus Target Amount; or (2) the fair market value of seven and one-half % (75%) of the Stock Award shares of Solei common stock that vested during the calendar year in which the Bonus Target Amount was achieved under Section 2(b), valued as of the Bonus Date. The shares issuable will be issued at the closing market price of Solei common stock as of the close of business on the date which immediately precedes the Bonus Date and will vest immediately.

Other Contingencies and Commitments

Director Compensation

The Company will issue $12,500 worth of shares, based on the average trading price of the last 5 trading days at the end of each quarter as compensation for each director.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

In August 2020, CareClix, Inc. filed a lawsuit seeking to enjoin a software development company from restricting access to the CareClix, Inc. web site. At the time of the filing, the parties were in dispute over outstanding invoices owed to the developer, the amount of the invoices and the extent and quality of the work performed by the developer. At the time of filing, CareClix, Inc. has a total of approximately $78,000 in payables due to the software development company, plus approximately $28,000 in common stock of the Company due as additional compensation. The development company subsequently counterclaimed against CareClix, Inc. for alleged unbilled services of $425,000, plus outstanding invoices plus attorneys’ fees as provided in the agreement between the parties. In February 2021, the parties agreed to a settlement for a total sum of $130,000 plus the return to CareClix, Inc. of all work product created by the development company under the contract.

Lease commitments

The Company leases a facility from a related party (See Note 13).

Note 12. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Years Ended December 31,
	2019	2018
Salaries and benefits	$590,344	$120,000
Software development expenses	510,499	—
Professional expenses	465,445	171,992
Other expenses	700,110	109,705
Total	$2,266,398	$401,697

Note 13.  Related Party Transactions

The Company leases office space from Eagles United, a company owned by Mr. Scott, CEO and majority shareholder. The lease was month to month in 2018 and effective January 1, 2019, the Company signed a one year lease with no renewal options for $102,000. The rent expense for the years ended December 31, 2019 and 2018 was $102,500 and $102,000, respectively. The amount owed to Eagles United at December 31, 2019 and 2018 was $511,000 and $408,500, respectively. Subsequent to year end, in January 2021, the Company signed a two year lease extension for $102,000 per year.

Mr. Scott also advances the Company monies. The advances bear no interest and have no set maturity date and are due on demand. At December 31, 2019 and 2018, the advances outstanding were $172,976 and $123,156, respectively.

The Company has been advanced funds from an Equity Line of Credit (LOC) in the name of and secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through December 2024 with a repayment period through December 2044. Interest is charged at an annual percentage rate of 6.84% as of December 31, 2019. The amounts outstanding on the LOC were $199,719 and $200,406 as of December 31, 2019 and December 31, 2018, respectively.

The interest expense incurred during the years ended December 31, 2019 and 2018 was $15,445 and $12,244, respectively. Accrued interest was $2,025 and $0, at December 31, 2019 and 2018, respectively.

Officer compensation to Josh Flood, President, accrued for the year ended December 31, 2019 and 2018 was $150,000 and $120,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $630,000 and $480,000 as of December 31, 2019 and December 31, 2018, respectively. The Company also owed Mr. Flood $15,750 at December 31, 2019 and 2018 for services provided in 2017 in connection with the development of the Company web site.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation to Avril James, an associate of Mr. Scott and employee of the Company accrued for the year ended December 31, 2019 and 2018 was $120,000 and $95,500, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $504,000 and $384,000 as of December 31, 2019 and December 31,2018, respectively.

A relative of Josh Flood, CFO, and a relative of Mr. Scott, CEO, each purchased $10,000 of the April 2019 Note Offering. The terms were identical to the other note purchases. Both related party convertible notes and accrued interest totaling $600 were converted into common shares during 2019.

Note 14. Subsequent Events

New Directors.

The Company appointed new members to the Board of Directors in 2020 and established an Audit Committee. The Company now has seven directors, three of whom, Charles Scott, Greg Arms and Dr. John Korangy, are not considered independent, and four independent members.

Disposition of Clinical and Herbal.

Based on the approval received from the Board of Directors in June 2020, the Company sold the outstanding stock of CHII to Charles Scott for $1,000, based on an independent valuation report confirming that the equity interest in CHII held by the Company had no value. As part of the transaction, the Company has assumed responsibility for repaying a line of credit provided by Mr. Scott to the Company and its subsidiaries, with a balance due on $199,219. The major effect of the transaction will be to remove the current debt of CHII, approximately $1,526,750, from the consolidated balance sheet of the Company.

As part of the process of executing the Share Exchange Agreement with CHII, an independent valuation of CHII was performed by Centri Valuation Services, LLC, as of June 15, 2020. Based, in part, on this valuation, the terms of the Share Exchange Agreement with CHII are such that, to reflect any difference between the CHII Valuation and the liabilities being released from the SOLI consolidated financial statements by CHII, Charles O. Scott will receive consideration in the form of 1,000,000 shares of SOLI common stock, in addition to a payment from SOLI to Mr. Scott of $50,000, which is due within 90 days of the Closing Date.

Upon the closing of the Share Exchange Agreement with CHII, SOLI’s then President, CFO and Director, Joshua Flood, resigned as an officer and director of SOLI in order to devote his full-time efforts to running the day to day operations of CHII as its President. Mr. Flood submitted his resignation in May 2020 effective at the Closing. Upon Mr. Flood’s resignation from SOLI, Charles O. Scott, and the other officers and directors of SOLI will remain the same, the CFO position was assumed by Charles O. Scott, and our current Director, Gregory Arms also assumed the position of Interim President of SOLI.

New Note Offerings

The Company issued new convertible notes from the second note offering during 2020 in the total amount of $1,450,000 and the second note offering was then closed in May 2020.

The Company initiated a third round of convertible note offerings for up to $1,500,000 in October 2020, with terms identical to the second round of convertible notes. As of the date of this report, the Company has raised a total of $430,000 from this third note offering.

Note conversions. During 2020, $270,000 of the first round of convertible notes, plus accrued interest, were converted into 2,920,790 shares of common stock, and an additional $110,000 plus interest was converted in January 2021, for 777,842 common shares, leaving a principal balance due of $70,000 outstanding from the first round as of the date of this report. The maturity date on these remaining notes has been extended for one year, on the same terms except for an increase in the interest rate to 10%, by mutual agreement. None of the other notes sold in subsequent offerings has been converted as of the date of this report.

 CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share Issuances

On February 25, 2020, the Company issued 21,152,000 shares for a fair value of $3,589,494 to employees as a 2019 bonus. The fair value amount was included in the December 31, 2019 financial statements. At the same time, the Company issued 395,000 shares for a fair value of $67,032 to advisory board service members for services during 2019. The fair value amount was included in the December 31, 2019 financial statements.

On April 14, 2020, the Company entered into a 1-year agreement with Coral Capital Advisors, LLC which will serve as the Company’s agent for the purpose of general business advice and the location of an investment bank, and other advisors as needed by the Company. In exchange for these services, the Company issued 125,000 shares to Coral Capital Advisors, LLC. The shares have a fair value of $72,704 based on the adjusted closing market price on April 14, 2020.

On February 25, 2020, the Company issued 100,000 shares as bonus compensation to one of the medical doctors providing services to the Company through CareClix Network, PC. The shares were value at market at $16,500.

On October 27, 2020, the Company issued 1,000,000 unregistered shares to an unrelated party in a private placement transaction at $0.05 for a total of $50,000.

On October 24, 2020, the Company entered into two agreements with Cicero Transact Group, Inc., a data agreement and a service agreement for marketing services, The service agreement provided for the issuance of 172,413 shares for marketing services valued at $50,000, which were issued on October 28, 2020. The data agreement provided for the delivery of 3,000,000 targeted marketing leads valued at $0.15 each in exchange for 1,551,724 restricted shares at $0.29 per share, of which 827,587 were issued on October 28, 2020 and the remaining 724,137 shares will be issued when Cicero produces at least 30,000 additional users on the CareClix web site. The latter shares have not yet been issued as of the date of this report.

On October 28, 2020, the Company issued 10,000,000 restricted shares to Charles O. Scott, Chairman and CEO, as compensation, valued at $3,040,000.

On October 28, 2020, the Company issued 250,000 restricted shares as the first installment of shares due to Robert Corjulo under his Employment Agreement. The second and last installment of 250,000 shares will be issued in 2021.

On October 28, 2020, the Company issued 327,906 restricted shares as 2020 bonus compensation to five employees, valued at $300,656

On October 28, 2020, the Company issued 681,814 shares of common stock to Board of Directors members for serving on the Board during 2020.

The Company issued 260,503 shares to Board member and Interim President Greg Arms in connection with his consulting agreement.

On October 28, 2020, the Company issued 102,170 restricted shares to Dr. Scott Dattel under his Employment Agreement.

On October 28, 2020, the Company issued 551,679 restricted shares to Dr. John Korangy under his Employment Agreement.

On October 28, 2020, the Company issued 218,210 restricted shares to Technorely, Inc, an unrelated technology development company, as payment of 20% of its invoices for services in 2020.

CARECLIX HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Officer Appointments

On June 30, 2020, the Company entered into an Employment Agreement with Dr. Scott Dattel, as Chief Medical Officer of CareClix, Inc. The terms of the agreement provide for a starting pay rate of $120,000 per year with (50% paid in shares of common stock of Solei Systems issued in quarterly installments based on the last 5-day trading average price at end of quarter beginning with the first full quarter. There was a signing bonus of $15,000 worth of common stock of Solei Systems based on the last 5 days of trading of the Second Quarter, 2020 issued on July 15, 2020. In addition, all direct sales brought in through self-generated leads will pay 10% in commission directly for the term of the initial contract and 5% for renewing terms. Revenue earned by Dr. Dattel for patient care through CareClix Network PC, is unrelated to this agreement and will continue independently. Sales commissions may be paid in common stock of Solei Systems, Inc.

On July 31, 2020, the Company appointed Robert Corjulo as President of CareClix, Inc. The agreement was for two years at an annual salary of $120,000. In addition, the Company granted him 1,000,000 shares of common stock that vest in quarterly amounts of 250,000 shares on July 31, 2020, 250,000 shares on December 31, 2020, 250,000 shares on March 31, 2021, and 250,000 shares on July 31, 2021. Vesting of shares is conditional on continued employment. The fair value of the shares issued on July 31, 2020 is $87,500. In November 2020, the Company and Mr. Corjulo agreed to the termination of his employment effective December 31, 2020. Due to his termination, the last allotment to vest was the December 31, 2020 allotment and was issued to Mr. Corjulo in January 2020 at a market price of $87,650.

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 6, 2020, our then independent public accounting firm, Farber Hass Hurley LLP, notified us by letter that it would be resigning its engagement effective immediately. The stated reason for the resignation was the firm’s lack of capacity to continue the engagement. During the two most recent fiscal years and all subsequent interim periods, there have been no disagreements with the former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former auditor, would have caused it to make reference to the subject matter of any such disagreement in connections with its report.

On January 29, 2010, we engaged the accounting firm of Rosenberg Rich Baker Berman, P.A. (RRBB) as our independent accountants to audit our financial statements for the year ended December 31, 2019, in place of our former accountants, Farber Hass Hurley LLP.

During our two prior fiscal years, we had not consulted RRBB, and no person consulted RRBB on our behalf, regarding either:

(i)	The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and either a written report was provided to the registrant or oral advice was provided that RRBB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue;

or

(ii)	Any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to that item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are an emerging growth company and are neither an accelerated filer nor a larger accelerated filer.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. In early 2020, we have appointed four independent directors and have appointed an Audit Committee made up of two of the independent directors.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals. We have retained an independent regulatory and financial reporting consulting firm to undertake the completion of our financial statements and to implement necessary financial controls.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures. We believe the recent appointment of three independent directors and the appointment of an Audit Committee will help to overcome these issues.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the financial department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of the filing date of this report:

Name	Age	Position

Charles O. Scott	66	Chief Executive Officer, CFO and Chairman
Dr John Korangy	48	Director and CEO of wholly-owned subsidiary CareClix Inc
Greg Arms	64	Director
Sidney Stolz	59	Director (Audit Committee)
Dr Randall J. Hoggle	64	Director (Audit Committee)
Greg Shepard	56	Director
Leilani Brown	48	Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for new terms at the annual stockholders' meeting. We are also reviewing whether directors should be elected to staggered terms at the next Annual Meeting of Shareholders, to be held in the First Quarter of 2021. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.

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

S. John Korangy, MD, MPH, DABR., Director and CEO of wholly owned subsidiary CareClix Inc

Board Certified Neuroradiologist. Pioneer in telemedicine. Founder of the CareClix software platform. Has formulated standards and guidelines for the practice of telemedicine and has authored papers on telemedicine and the implementation of virtual health on a global basis. Dr. Korangy speaks nationally about utilizing and deploying virtual health across the practice of medicine. Previously, Dr. Korangy served as Chief Medical Officer for United Radiology Services and served as Department Chairman as well. He has chaired and served on numerous committees in hospitals, medical groups, and medical societies. Dr. Korangy completed his medical degree at the George Washington University where he also obtained a Masters in Public Health. He went on to complete his medical training at Georgetown University, as well as at the National Institutes of Health. He lives with his family in Potomac, MD.

Gregory A. Arms, Director and Senior Advisor

Insurance industry veteran in the Life, Health, and Pension sectors holding senior leadership roles at some of the industry’s foremost carriers and brokers, including: Chubb, Marsh, Willis, UnitedHealth Group, AIG and Travelers, on assignments that spanned five continents and over 100 countries. Currently, as President & CEO of The Arms Group, works as senior advisor to the Company and the merchant banker Stonybrook Capital. Graduate of Colgate

University in Hamilton, NY and received a Charter Life Underwriter (CLU) designation from the American College in Bryan Mawr, PA. Mr. Arms lives on Kiawah Island, SC.

Gregory Shepard, Director

20 years of entrepreneurial, management, and technical leadership working with start-ups and consulting organizations. Most recently, Managing Partner at InTouch Mobility for 13 years serving clients such as The World Bank, The CIO Office of the Army, Comcast, and Petco. Previously, an Analyst for Britton Financial Group in NYC. Founded, successfully operated and sold an IT company, Shepard-Patterson, Inc., with 200 employees and $12 million annualized revenue that was named a fastest growing company by INC 500, The Washington DC Fast 50, and the Philadelphia 100. Graduated with a BS in Electrical Engineering from Rensselaer Polytechnic Institute and an MBA from the Wharton School of Business.

Sidney (Sid) W. Stolz, Director

Over his 35-year career, served in numerous roles such as President of Network Solutions at Healthways, Inc., President of Chip Rewards, Inc., and Executive Vice President of Healthcare Solutions. Currently working with two telehealth companies: CareAngel and TeleSpine. Previously served as Principal at Towers Perrin; President of UnitedHealth Group International Consulting Division; and at CVS/Caremark responsible for building the ONE CULTURE of the corporation. Holds a BA in Economics from Bethany College in Kansas and an MBA from the University of Texas at Austin. Lives in Washington, DC and Miami Beach, FL.

J. Randall Hoggle, RPh, DPh., Director

With 30 years leadership experience in the pharmaceutical and medical devices industries, has worked in all aspects of the pharmaceutical business. Presently serves as Chairman of the Board, Verax Research Services, Inc., headquartered on Johns Hopkins University’s Rockville, MD campus. Previously worked from 2001-2017 as Founding CEO/Chairman of Health Pathways, Inc., in Gaithersburg, MD, which functions as a holding company for six life sciences companies it started or acquired. In earlier years, held various CEO/ Executive roles at companies supported by private or public equity that were successfully sold, including MedContrax, Inc., acquired by NeoForma, Inc [NEOF]; Capital Returns, Inc., acquired by FedEx [FDX]; Racal Health and Safety, Inc., acquired by 3M [MMM]; and Boehringer Mannheim acquired by Hoffman LaRoche [RHHBY]. Graduated Presbyterian College, Clinton SC, BS; Duke University, Durham NC, MBA; and University of Oklahoma, Oklahoma City OK, Doctor of Pharmacy.

Leilani Brown, Director

Leilani is a sought-after keynote public speaker and published author with the strong ability to build relationships and inspire others. Currently, Leilani is the Senior Vice President of Strategic Partnerships and External Engagement at K12 Inc., the largest and leading online learning company serving Kindergarten through 12th grade students. Leilani serves as a member of the board for Middlebury College, her alma mater. Leilani is also a board member for the Executive Leadership Council, the pre-eminent member organization for global black executives. In 2011, Leilani joined Starr Companies as its first CMO, working directly for iconic Chairman and CEO Maurice R. Greenberg. Prior to joining Starr, Leilani served as Senior Vice President and Chief Marketing Officer for CQ-Roll Call; Vice President of Marketing for U.S. & Institutional Business Operations for MetLife Absence Management; MetLife; and American International Group, Inc. (AIG). Leilani holds a Bachelor of Arts in International Studies from Middlebury College and a Master of Public Administration in Management from New York University.

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

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors. We have appointed an Audit Committee made up of two independent directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

Dr Randall J. Hoggle and Sidney Stolz serve as the Audit Committee, at this time.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in First Quarter, 2021 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violation.

No executive Officer or Director of our Company currently is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company currently is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of our business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2019 and 2018:

SUMMARY EXECUTIVE COMPENSATION TABLE

In Dollars

Name & Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Charles O. Scott,	2019	—	—	7,794,679			—	—	7,794,679
CEO (1)	2018	—	—	—	—	—	—	—	—

Joshua Flood,	2019	150,000	—	1,270,379	—	—	—	—	1,420,379
President & CFO (2)	2018	120,000	—	—	—	—	—	—	120,000

S. John Korangy	2019	57,692	—	8,096,961 (4)	—	—	—	—	8,154,653
CEO,(3) CareClix, Inc.	2018	—	—	—	—	—	—	—	—

All Executive	2019	327,692	—	17,162,019	—	—	—	—	17,489,711
Officers)	2018	—	—	—	—	—	—	—	—

_______________________

(1) Appointed as CEO of our Company on June 21, 2017.

(2) Appointed as President on June 21, 2017 and CFO on December 24, 2018. Resigned May 2020, effective October

1, 2020 with the sale of Clinical & Herbal Innovations, Inc.

(3)Appointed as CEO of CareClix, Inc. on July 15, 2019.

(4) Includes 6,534,188 common shares valued at $2,156,961 issued in October 2019 under Dr. Korangy’s Employment Agreement and 18,000,000 shares valued at $5,940,000 vesting over time through April 2021 but accrued as compensation expense in 2019.

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

As of December 31, 2019, the only employment agreement was between CareClix, Inc. and Dr. John Korangy.

Employment Agreements:

On October 15, 2019, CareClix, Inc. entered into an employment agreement with Dr. John Korangy, one of the developers of the CareClix software Chairman and CEO of CareClix. The agreement provides that Dr. Korangy will receive a total of $250,000 in Base Salary for the first two years of the contract period, with the compensation for the first year payable in common stock of the Company. The stock to be issued will be issuable on the normal payroll payment dates for all other employees of CareClix and will be issued quarterly at the average trading price of the last five days of the quarter, with the number of shares being reduced to cover the cost of any required payroll taxes payable on the compensation. In addition, a stock award of 24,534,188 common shares of the Company common stock was issued within 30 days after the effective date of the agreement, vesting as follows: six million five hundred thirty four thousand one hundred eighty eight (6,534,188) shares of common stock vested as of the Date of Execution without regard to his continued employment with the Company. The first release of those shares was issued in October 2019. An additional six million (6,000,000) shares of Solei common stock will vest when the Company's trailing 12-month gross revenue reaches Fifty Million Dollars ($50,000,000). An additional six million (6,000,000) shares of common stock will vest upon the Company's trailing 12-month gross revenue reaching One Hundred Million Dollars ($100,000,000). An additional six million (6,000,000) shares of common stock will vest upon the Company's trailing l2-month gross revenue reaching Two Hundred Million Dollars ($200,000,000). Notwithstanding the foregoing, any unvested portion of the Stock Award will vest no later than April 16, 2021, without regard to his continued employment with the Company and without regard to the Company's achievement of gross revenue in excess of the above-referenced thresholds. In addition to the Annual Base Salary, Dr. Korangy is entitled to receive a “Target Bonus" based upon the Company's trailing l2-month gross revenue reaching Fifteen Million Dollars ($15,000,000) ("Bonus Target mount"). Within 30 days after the Bonus Date, the Company will issue the Target Bonus consisting of: (i) that number of shares of Solei common stock having a fair market value (as of the Bonus Date) equal to three % (3%) of the Bonus Target Amount (the "Stock Bonus"); and (ii) cash in an amount equal to the greater of the following: (1) two % (2%) of the Bonus Target Amount; or (2) the fair market value of seven and one-half % (75%) of the Stock Award shares of common stock that vested during the calendar year in which the Bonus Target Amount was achieved under Section 2(b), valued as of the Bonus Date. The shares issuable under Section 2(c)(i) will be issued at the closing market price of the common stock as of the close of business on the date which immediately precedes the Bonus Date and shall vest immediately.

On June 30, 2020, we signed an employment agreement with Dr. Scott Dattel as Chief Medical Officer. See Note 14 Subsequent Events

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2019 and 20181:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Charles O. Scott (2)	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Joshua Flood (3)	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

John Korangy (4)	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

(1) During 2019, our Directors did not receive cash or other compensation for serving as members of our Board of Directors.

(2) Appointed as a Director of our Company on June 21, 2017.

(3) Appointed as a Director of our Company on January 28, 2018. Resigned May 2020, effective October 1, 2020

(4) Appointed as a Director of our Company on July 15, 2019

Note: None of the directors appointed in 2020 were affiliated with the Company prior to 2020.

The current term of office for each Director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our Officers is at the pleasure of the Board of Directors. The Board of Directors has no nominating or compensation committee; therefore, the selection of persons for election to the Board of Directors was neither independently made nor negotiated at arm's length.

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

We currently do not have a Stock Option and or other Stock Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

·	each person who is known by us to be the beneficial owner of five % (5%) or more of our common stock;

·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

·	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the %age ownership of the person, but are not treated as outstanding for the purpose of computing the %age ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of the date of filing this report.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		% of Class Outstanding

Common Stock	Charles O. Scott, Chief Executive Officer and Director (1)	124,204,000		67.6%

Common Stock	Dr. John Korangy Director(2)	7,719,817	(3)	4.20

Common Stock	All Directors and Executive Officers as a Group	132,923,817		71.8%

____________________

(1)	107 S West Street, PMB 557, Alexandria, VA 22314

(2)	107 S West Street, PMB 557, Alexandria, VA 22314
(3)	Does not include shares included in share compensation in 2019 but not vested until 2020 or 2021

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class Outstanding

Common Stock	Charles O. Scott, Chief Executive Officer and Director	124,204,000	67.6%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company leases office space from Eagles United, a company owned by Mr. Scott, CEO and majority shareholder. The lease was month to month in 2018 and effective January 1, 2019, the Company signed a one year lease with no renewal options for $102,000. The rent expense for the years ended December 31, 2019 and 2018 was $102,500 and $102,000, respectively. The amount owed to Eagles United at December 31, 2019 and 2018 was $511,000 and $408,500, respectively. Subsequent to year end, in January 2021, the Company signed a two year lease extension for $102,000 per year.

Mr. Scott also advances the Company monies. The advances bear no interest and have no set maturity date and are due on demand. At December 31, 2019 and 2018, the advances outstanding were $172,976 and $123,156, respectively.

The Company has been advanced funds from an Equity Line of Credit (LOC) in the name of and secured by the home of Mr. Scott. The LOC allows for draws up to $200,000 through December 2024 with a repayment period through December 2044. Interest is charged at an annual percentage rate of 6.84% as of December 31, 2019. The amounts outstanding on the LOC were $199,719 and $200,406 as of December 31, 2019 and December 31, 2018, respectively. The interest expense incurred during the years ended December 31, 2019 and 2018 was $15,445 and $12,244, respectively. Accrued interest was $2,025 and $0, at December 31, 2019 and 2018, respectively.

Officer compensation to Josh Flood, President, accrued for the year ended December 31, 2019 and 2018 was $150,000 and $120,000, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Mr. Flood was $630,000 and $480,000 as of December 31, 2019 and December 31, 2018, respectively. The Company also owed Mr. Flood $15,750 at December 31, 2019 and 2018 for services provided in 2017 in connection with the development of the Company web site.

Compensation to Avril James, an associate of Mr. Scott and employee of the Company accrued for the year ended December 31, 2019 and 2018 was $120,000 and $95,500, respectively. There is no note and the amounts are unsecured, bear no interest, and are payable on demand. The balance due to Ms. James was $504,000 and $384,000 as of December 31, 2019 and December 31,2018, respectively.

A relative of Josh Flood, CFO, and a relative of Mr. Scott, CEO, each purchased $10,000 of the April 2019 Note Offering. The terms were identical to the other note purchases. Both related party convertible notes and accrued interest totaling $600 were converted into common shares during 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $50,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2019. We anticipate additional $20,000 to be paid in connection with the audit of financial statements for the fiscal year ended December 31, 2018. We incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2018.

During the fiscal years ended December 31, 2019 and 2018, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Articles of Incorporation of Eli Enterprises, Inc. – filed October 26, 2004	(1)

3(i).2	Articles of Amendment to Articles of Incorporation of Eli Enterprises, Inc. – name change to Solei Systems, Inc. filed March 11, 2008	(1)

3(i).3	Certificate of Incorporation of Clinical and Herbal Innovations, Inc. filed February 17, 2011	(1)

3(ii).1	Bylaws of Clinical and Herbal Innovations, Inc.	(1)

10.1	Share and Exchange Agreement between Solei Systems, Inc. and Clinical and Herbal Technologies, Inc. dated October 20, 2017	(1)

10.2	Amendment No. 1 to Share and Exchange Agreement between Solei Systems, Inc. and Clinical and Herbal Innovations, Inc. dated August 24, 2018	(1)

10.3	Executed Patent License Agreement between Charles Scott and Clinical & Herbal Innovations, Inc. dated October 31, 2018	(3)

10.4	Trademark License Agreement between Charles Scott and Clinical & Herbal Innovations, Inc. dated October 31, 2018	(2)

10.5	Asset Acquisition Agreement – KB Medical Systems, LLC	(4)

31	Chief Executive and Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32	Chief Executive and Financial Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

99.1	Panoxol Patent	(1)

99.2	Vasonoxol Trademark	(1)

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculaion Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

(1) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated September 20, 2018.

(2) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated November 6, 2018.

(3) Incorporated by reference to the Form 10-12g filed with the Securities and Exchange Commission, dated November 26, 2018.

(4) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 26, 2019.

(*) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

Item 16.	Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CareClix Holdings, Inc.

By: ___/s/ Charles Scott_______________	February 16, 2021

Charles Scott

Chairman and CEO/CFO

___/s/ John Korangy__________________	February 16, 2021

John Korangy, Director

___/s/ Greg Arms____________________	February 16, 2021

Greg Arms, Director

____/s/ Leilani Brown_________________	February 16, 2021

Leilani Brown, Director

____/s/ Randall J. Hoggle______________	February 16, 2021

Randall J. Hoggle, Director

____/s/ Greg Shepard_________________	February 16, 2021

Greg Shepard, Director

____/s/ Sidney Stolz__________________	February 16, 2021

Sidney Stolz, Director

